Form 10QSB
period 1999-12-31
CALIPSO INC
filed 2000-02-10
CIK 1099780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 1999
                         Commission File Number 0-28287

                                  CALIPSO, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                               88-0418749
           ------------------                        ---------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)


                   13525 MIDLAND RD., SUITE I, POWAY, CA 92064
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (619) 692-2518
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                                 No
                   -----                                 -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of December 31, 1999, the registrant had 6,696,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


                                  CALIPSO, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                                               Dec 31            Dec 31
                                      ASSETS                    1999              1998
                                                              -------           -------
CURRENT ASSETS
     CASH                                                       2,412             8,600

                                                              -------           -------
TOTAL CURRENT ASSETS                                            2,412             8,600

FIXED ASSETS
                                                              -------           -------
NET FIXED ASSETS                                                    0                 0

OTHER ASSETS
     ORGANIZATION COSTS                                             0                 0
     LESS AMORTIZATION                                              0                 0

                                                              -------           -------
TOTAL OTHER ASSETS                                                  0                 0

                                                              -------           -------
TOTAL ASSETS                                                    2,412             8,600
                                                              =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
                                                              -------           -------
TOTAL CURRENT LIABILITIES                                           0                 0

LONG TERM LIABILITIES
                                                              -------           -------
TOTAL LONG TERM LIABILITIES                                         0                 0

                                                              -------           -------
TOTAL LIABILITIES                                                   0                 0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                             6,696                 3
     50,000,000 shares authorized, 6,696,000 issued
     and outstanding at 12/31/99, 186,000 issued
     and outstanding at 12/31/98

     ADDITIONAL PAID IN  CAPITAL                               11,904            18,597

     BEGINNING RETAINED DEFICIT                               -10,000                 0
     NET LOSS                                                  -6,188           -10,000

                                                              -------           -------
     ENDING RETAINED DEFICIT                                  -16,188           -10,000

                                                              -------           -------
TOTAL STOCKHOLDERS' EQUITY                                      2,412             8,600

                                                              -------           -------
TOTAL LIAB & STOCKHOLDERS' EQUITY                               2,412             8,600
                                                              =======           =======

                        SEE NOTES TO FINANCIAL STATEMENTS

                                  CALIPSO, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                   For The Nine Months Ended December 31, 1999

                                    UNAUDITED


                                                   Dec 31                Dec 31
                                                    1999                  1998
                                                  ---------              -------
REVENUE

                                                  ---------              -------
TOTAL REVENUE                                             0                    0

DIRECT COSTS


                                                  ---------              -------
TOTAL COST OF GOODS SOLD                                  0                    0

                                                  ---------              -------
GROSS PROFIT                                              0                    0

OPERATING EXPENSES

  MANAGEMENT FEES                                       500               10,000
  OFFICE EXPENSE                                      1,833                    0
  ACCOUNTING & AUDIT FEES                             2,800                    0
  LICENSES & FEES                                     1,055
                                                  ---------              -------
TOTAL OPERATING EXPENSES                              6,188               10,000

                                                  ---------              -------
LOSS FROM OPERATIONS                                 -6,188              -10,000


OTHER INCOME & EXPENSE

                                                  ---------              -------
TOTAL OTHER INCOME & EXPENSE                              0                    0

                                                  ---------              -------
LOSS BEFORE TAXES                                    -6,188              -10,000


                                                  ---------              -------
NET LOSS                                             -6,188              -10,000
                                                  =========            =========


NET LOSS PER SHARE                                      NIL                  NIL


WEIGHTED AVERAGE NUMBER OF COMMON                 8,160,000              186,000
SHARES OUTSTANDING

                        SEE NOTES TO FINANCIAL STATEMENTS

                                  CALIPSO, INC.
                          (a Development Stage Company)
                            For the Nine Months Ended
                            STATEMENTS OF CASH FLOWS

                                                         Dec 31           Dec 31
                                                          1999             1998
                                                         ------            -----
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                                     -6,188                0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                               0                0

   CHANGES IN ASSETS AND
   LIABILITIES                                                0                0

                                                         ------            -----
NET CASH FLOWS FROM OPERATING ACTIVITIES                 -6,188                0


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                         0                0

                                                         ------            -----
NET CASH FLOWS FROM INVESTING ACTIVITIES                      0                0


CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                             0                0

                                                         ------            -----
NET CASH FLOWS FROM FINANCING ACTIVITIES                      0                0


NET INCREASE (DECREASE) IN CASH                          -6,188               0
                                                         ------            -----
CASH AT BEGINNING OF PERIOD                               8,600            8,600
                                                         ------            -----

CASH AT END OF PERIOD                                     2,412            8,600

                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 1999 and 1998, and the results of operations for the nine months ended December 31, 1999 and 1998, and the changes in cash for the nine months ended December 31, 1999 and 1998. The accompanying financial statements have been adjusted as of December 31, 1999 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.


2.   INTERIM REPORTING

The results of operations for the nine months ended December 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the remainder of the year.


3.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Delaware on May 31, 1994. The Company is a development stage company and has not conducted any business activities to date.


4.   Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


5.   Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999.

NOTES TO FINANCIAL STATEMENTS


6.   Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $6188 through December 1999 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

The Company's two year business plan encompasses the following steps to implement its Internet service business plan: raise capital of $2,000,000 through the sale of equity securities via a private placement during months one through six, during months seven through twelve budget $511,000 for development of its web site to include $100,000 for content materials and licenses, $30,000 for one Webmaster programmer, $40,000 for two programmers, $17,000 for one scientific text writer, $12,000 for one artist, $25,000 for one marketing manager to handle advertising and sponsor revenues, $12,000 for one office staff assistant, $25,000 for purchase of computers and fixed assets, $200,000 for advertising, and $50,000 for rent and other operating expenses.

Management has made initial progress in implementing its business plan by registering its Internet domain name on the Internet, applying for U.S. trademark protection, and setting up a preliminary web site - universeofnature.com. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego, purchase furniture and equipment, and begin development of its web site operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated web site programming, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash

NOTES TO FINANCIAL STATEMENTS

flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.


PART II OTHER INFORMATION

ITEM 1 Not applicable.

ITEMS 2-4: Not applicable

ITEM 5: Information required in lieu of Form 8-K: None

ITEM 6: Exhibits and Reports on 8-K:

     a)   Exhibit # 27.1, "Financial Data Schedule"

     b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Calipso, Inc.



Dated: February 9, 2000                /s/ Robert J. Ransom
                                       -----------------------------------------
                                       Robert J. Ransom
                                       President and Chief Executive Officer