Form 10KSB40
period 2000-03-31
CALIPSO INC
filed 2000-06-21
CIK 1099780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                       For the year ended March 31, 2000
                         Commission File Number 0-28287

                                  CALIPSO, INC.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          Delaware                                               88-0418749
          --------                                               ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


 13525 Midland Rd., Suite I, Poway, CA                              92064
----------------------------------------                            -----
(Address of principal Executive Offices)                         (Zip Code)


      (619) 692-2518
---------------------------
(Issuer's Telephone Number)



         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    [X]                           No     [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

               Yes    [X]                           No     [ ]


The issuer had no revenues for the year ended March 31, 2000.

As of March 31, 2000, the registrant had 6,696,000 shares of common stock, $.001 par value, issued and outstanding.

                                     PART I

ITEM 1         DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT

Organization

Calipso, Inc. was incorporated in Delaware on May 31, 1994 for the purpose of developing software and an Internet web site focused on nature and biological information. During 1996, the Company received its initial funding through the sale of common stock to investors. In July 1999, Management decided to expand its original Internet site concept to include currently available enhanced Internet features designed for a broader user base and seek additional funding.

Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

As of the Company's fiscal year end of March 31, 2000 there were no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business. In May 2000, the Board of Directors considered a proposal to acquire a software company, Knowledge Foundations, Inc. The Board determined the acquisition of Knowledge Foundations, Inc. would enhance the Company's business plan and increase equity value for the Shareholders. The Board recommended to the Shareholders that they approve the acquisition of Knowledge Foundations, Inc. On May 8, 2000, the Company's Shareholders voted unanimously to take the necessary steps to acquire 100% of Knowledge Foundations, Inc.

BUSINESS OF ISSUER

Principle Products or Services and Markets

The Company intended to advance its business plan as reported in its previous public filings, and continue the plan to develop software and an interactive Internet web site that provides extensive educational nature and biological information. However, in May 2000, the Board of Directors reviewed the software currently offered by Knowledge Foundations, Inc. and determined their artificial intelligence software was a superior product that could afford the Company a sizeable world-wide profitable market within the next two years. Based upon the Board's recommendation, the Company's Shareholders voted unanimously on May 8, 2000 to acquire Knowledge Foundations, Inc. in order to acquire and market their software. As described in Subsequent Events of this filing, Management believes the proposed acquisition of this artificial intelligence software will enhance the Company's business plan revenue through the marketing of a product with an existing customer base.

Should the Company be unsuccessful in its bid to acquire Knowledge Foundations, Inc., the Company will continue to pursue its original business plan to offer extensive educational nature and biological information on its interactive Internet Web site. This site will provide in-depth facts, scientific studies, and educational treatises about natural phenomena and biological life forms. Information on the Company's web site will feature an easy to use interface and links, full motion color videos, and sound in order to enhance the user's enjoyment of the Web site. Interactive features will allow users to participate in polls and chat rooms, and allow them to download text, video and graphics. The underlying strategy of this site will be to layer multiple pages of progressively more detailed information that will enable users to travel through and experience everything from a video presentation concerning a particular life form, to increasingly deeper levels of relevant scientific facts, studies, and current research. This will combine the entertaining presentation features of nature and biological information typically found on television documentaries such as those presented by the Discovery Channel, with the educational information found in research papers and textbooks. Each level of the web site will have interactive features and horizontally integrated pages and links to provide quicker search access and retain the user's attention with features such as videos and educational games at the entry or top levels and more detailed pictorial presentations and in-depth scientific information in the deeper levels. Vertically integrated pages and links will allow the user to bypass general knowledge features and move quickly to the individual's desired level of detail and scientific study. Throughout the Company's web site, interactive features will be utilized wherever feasible in order to enhance the user's visual experience and retain the user's attention.

Distribution Methods of Products or Services

The Company will design and maintain its web site in a magazine format around its niche presentation method of combining varied levels of nature and biological information with interactive features to maintain the user's attention. This format is designed to allow the Internet user to find nature information from world wide sources at one web site that ranges from casual introductory facts to in-depth data. As this is not currently available on the Internet at any one site, Internet users seeking this information must spend more time in multiple web site searches with no assurance that they will find what they are looking for, and when they do find web sites, no assurance that they will find the depth or breadth of nature and biological information they seek. In addition to the Company's own web site, the Company's staff will continuously search world-wide for Internet sites that fit its format in order to provide links that will reduce the user's search time and keep the user based at the Company's site.

Based upon Management's experience in the delivery of educational nature and biological information via electronic means, the size of the market is relatively small, but growing. It is composed of general consumers and educational institutions. Factors driving the growth in this market include increasing penetration of personal computers in homes, expanding distribution channels for educational based information such as documentaries, televised nature studies, and Internet information based sites, and increased awareness of the potential of multimedia presentations as effective educational tools. Management has witnessed and participated in the market migration from educational software product sales to Internet web site visits and information download delivery methods. School use of the Internet for research is being driven by growth in the penetration of computers into schools, upgrades of the existing base of computers to new multimedia computers, increases in the number of teachers trained to incorporate technology-based tools into their curriculum and increased government funding encouraging the use of computers and the Internet in instructional settings. Educational institutions are increasingly requiring students to use the Internet as part of their coursework research.

The Company plans to offer access to its home page and selected deeper level pages to its educational nature and biological information web site free of charge to Internet users. The Company's web site will provide daily updated nature and biological news along with pictures at its entry level pages. The use of updated news and numerous color photographs will be designed to capture the attention of Internet users interested in subjects such as nature, pets, and environmental concerns. The deeper levels of information will be designed for educators, students, researchers, and any other users interested in science based studies of nature and biological information. The Company intends to generate minor fees from individuals and educational institutions for allowing utilization of the web site's most intensive research and scientific pages. The Company intends to generate most of its revenues by charging fees to companies that place advertisements within its web site pages and charging commissions for sales of nature related products provided by other Internet businesses through its web site.

Status of Any Publicly Announced New Products or Services

As of the Company's fiscal year end of March 31, 2000, the Company has no new product or service planned or announced to the public. The Board of Directors, with unanimous Shareholder approval, has subsequently begun negotiations necessary to acquire 100% of another software company, Knowledge Foundations, Inc. in order to acquire and market their artificial intelligence software.

Competition and Competitive Position

The size and financial strength of the Company's primary competitors, nationalgeographic.com, animal.discovery.com and natureco.com are substantially greater than those of the Company. In examining major competitors' web sites, Management has concluded nationalgeographic.com is the most interactive and broad based of the three, but lacks in-depth information; animal.discovery.com is a part of the larger Discovery Channel web site which focuses primarily on its weekly television schedule without providing in-depth information on its site; natureco.com is basically an online store for the pet products sold through their retail stores. The information these sites offer is of a cursory nature with mostly pictures and a minor amount of text, lacks biological or technical data, and has no advanced in-depth articles or research material. However, the Company's competitors have longer operating histories, larger customer bases, and greater brand recognition than the Company. Management is not aware of any significant barriers to the Company's entry into the educational nature and biological information market, however, the Company at this time has no market share of this market.

Suppliers and Sources of Raw Materials

Management will create the core software and information content used at the Company's web site. Management will rely on their experience and knowledge in creating educational nature and biological CD-ROMS for sale to computer manufacturers and educational institutions, and in creating and managing a web site, remedia.com, that is focused on their CD-ROM library. The Company will follow its business plan by hiring new employees to internally create and expand the content of its new web site, utilize linking software to incorporate other web sites' free information directly into the Company's "host" site, and contract for licensed content from other web sites whenever needed. The Company's business plan includes a budget of $100,000 per year for licensing fees, which Management believes is adequate for its needs. While the Company has no current licensing contracts with Internet content providers, Management is familiar with these Internet content providers such as the San Diego Zoo and photographic agencies such as Earthviews. The Company will enter into licensing agreements with Internet content providers per its business plan after raising capital during the first six months of its plan.

Dependence on One or a Few Major Customers

The Company intends to offer access to its web site home page and selected other deeper content level pages free of charge to Internet users. In the Company's business plan, in-depth information contained in deeper page levels of the site will be designed to be fee-based with minor fees charged to interested individuals and educational institutions. The Company intends to generate most of its revenues by charging fees to companies that place advertisements within its web site pages and charging commissions for sales of nature related products provided by other Internet businesses through its web site. These advertisers and sponsors will be broad based and the Company will not depend on any one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company owns its Internet domain name, has applied for U.S. trademark protection, and has setup a preliminary web site - universeofnature.com. The Company will license web site content information as needed per its business plan, but has no current licensing arrangements and has not commenced licensing negotiations with any entity. The Company has no current plans for any additional registrations such as patents, other trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. The Company will assess the need for any additional copyright, trademark or patent applications on an ongoing basis as new intellectual property is created for our website.

Need for Government Approval for its Products or Services

The Company is not required to apply for or have any government approval for its products or services.

Effect of Existing or Probable Governmental Regulations on the Company

The Company is not currently subject to direct federal, state or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. The Company does not provide customer information to third parties and, therefore, does not anticipate any current or proposed legislation relating to online privacy to directly affect its activities to a material extent.

The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for the Company's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Research and Development Costs

The Company has not expended funds for research and development costs since inception.

Costs and Effects of Compliance with Environmental Laws

The Company has not expended any funds for compliance with environmental laws and does not anticipate its business plan will encompass any such compliance requirements.

Number of Total Employees and Number of Full-Time Employees

The Company's only current employees are its two Officers who will devote as much time as the Board of Directors determines is necessary to manage the affairs of the Company. The Officers intend to work on a full-time basis when the Company raises capital per its business plan. The Company's business plan calls for hiring seven new full-time employees during the next twelve months.

Risks

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of the inherent risks associated with the Company's planned software - Internet business. These risks include a lack of a proven market for the Company's web site, lack of equity funding, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, as of the date of this filing, the Company has been unable to elicit sufficient public interest in its business plan to warrant additional funding through a private placement. Consequently, Management has investigated the possibility of acquiring other software and Internet products through a merger with or acquisition of compatible companies. On May 8, 2000, the Company's Board recommended that the shareholders unanimously approve an acquisition of Knowledge Foundations, Inc., a software company with a breakthrough technological version of artificial intelligence.

Year 2000 Disclosure

Before January 1, 2000, users of computers in business applications were concerned that time-sensitive software might cause their computer systems to recognize a date using "00" as the year 1900 rather than the year 2000. This date recognition problem was mitigated by computer software compliance, remediation, and improvements throughout the world. As of the date of this filing, minimal computer software problems have been recorded or reported relating to software date recognition problems.

The Company's Management has hands-on familiarity with all of the software utilized in its business plan and has experienced no Year 2000 related systems problems as of the date of this filing. Third party suppliers of software, hardware, and equipment which rely on proper date recognition have also confirmed their products have experienced no significant malfunctions or errors related to date recognition problems.

As Management has experienced no date recognition problems in computer systems, equipment, or third party provided products, the Company's Year 2000 compliance plan is: utilize software and other products which are already Year 2000 compatible and prepare no Year 2000 contingency plans.

Subsequent Events

In May 2000, the Board of Directors of Calipso, Inc. considered a proposal to acquire a software company, Knowledge Foundations, Inc. Calipso's Board determined the acquisition of Knowledge Foundations, Inc. would enhance the Calipso's business plan and increase equity value for Calipso Shareholders by providing Calipso with a superior artificial intelligence software product that could afford Calipso a sizeable world-wide profitable market within the next two years. Management believes the proposed acquisition of this artificial intelligence software will enhance Calipso's business plan revenue through the marketing of a product with an existing customer base. Calipso's Board recommended to Calipso Shareholders that they approve the acquisition of Knowledge Foundations, Inc. On May 8, 2000, Calipso's Shareholders voted unanimously to take the necessary steps to acquire 100% of Knowledge Foundations, Inc.

If the proposed acquisition of Knowledge Foundations, Inc. is consummated, the following business plan of Knowledge Foundations, Inc. will be integrated into Calipso's business plan:

      Knowledge Foundations, Inc. holds the rights to a breakthrough technological version of artificial intelligence, ("AI") software. The Company's AI software was developed over twelve years ago, is in its second generation, and has been in use and refined over the last eight years. Users include the U.S. Air Force Space Systems Division, U. S. Army Strategic Defense Command, NASA Johnson Space Center, and many others.

      Current computer processing systems utilize "information based computing". These systems employ coding languages that convert information such as words, numbers, and pictures into machine code that allow computers to process data mechanically through set procedures. Software engineers have been able to increase the operating and computing speeds of these systems, but these systems are incapable of learning or growing on their own.

      The Company's software products are defined in the software-artificial intelligence community as "knowledge based computing". In essence, this software introduces human reasoning as an integral part of the computer's capabilities. Knowledge based computing is a completely different way for computers to operate. The Company's software allows computer systems to solve and manage problems, build knowledge through examining millions of relationships, hundreds of layers deep, and utilize information that is disparate or even conflicting as it makes decisions. The Company's software learns and grows as it processes more and more information faster and faster.

      The Company's software will work with most operating systems in use today such as Unix, Microsoft DOS and Windows, etc. Software manufacturers will be able to license the Company's software to enhance their own information based applications. Users will be able to permanently store their intellectual capital, work products, experience, and learning in a knowledge base. These knowledge bases will then be able to grow, correct themselves, and perfect themselves through new real-world experiences and the introduction of new information.

      The Company's software was not designed to maintain a warehouse of data, or print out mounds of information. It was designed to provide solutions to complex problems. The Company's product is designed to replace all relational databases.

      The Company intends to establish its unique patentable technology as an "industry standard" coding language and operating system for all knowledge based computing.

      The Company has chosen three primary markets for its initial sales:

            Publishers of service or product documentation: In the process of studying law, medicine, technical, or reference documentation, the user will be able to ask for solutions to intricate problems and receive expert advice. The user can examine the reasoning and research that support these solutions.

            Information technology and consulting firms: By using the Company's software, outside consulting professionals in all fields, such as Anderson Consulting, will be able to provide complex systems analysis and more accurate statistical predictions to their clients.

            General business customers: Using individual computers or large network systems, employees, managers, and owners will be able to find expert analysis and advice culled from vast pools of electronically stored information. Users may interact with this analysis and advice information and add new data that will allow the expert systems to grow.

Should Calipso, Inc. be successful in its bid to acquire Knowledge Foundations, Inc., Calipso will file required information and financial statements on Form 8-K with the Securities and Exchange Commission.


REPORTS TO SECURITIES HOLDERS

The Company's bylaws do not require the Company to deliver an annual report to its shareholders and the Company has no present plans to provide an annual report to its shareholders. The Company is voluntarily filing this Form 10-KSB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is subject to disclosure filing requirements and is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2  DESCRIPTION OF PROPERTY

The Company's principal executive office address is 13525 Midland Road, Suite I, Poway, CA 92064. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $2,000,000 and then begins hiring new employees per its business plan.

ITEM 3  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2000, there were no submissions of matters to a vote of security holders. Subsequent to the year ended March 31, 2000, the Company's Shareholders voted unanimously on May 8, 2000, to take the necessary steps to acquire 100% of Knowledge Foundations, Inc., an artificial intelligence software company.

                                     PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

On February 22, 2000 the Company filed for trading on the OTC Electronic Bulletin Board, which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. As of March 31, 2000 the Company was in the comment period with the NASD and had not been approved for trading. Subsequent to April 26th, an immaterial amount (less than 1%) of the Company's shares traded on the OTC Electronic Bulletin Board under the symbol CPSJ.

As of March 31, 2000 the Company had 78 shareholders of record and there was no public market for the Company's securities. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

ITEM 6  MANAGEMENT'S PLAN OF OPERATION

The Company's current cash balance is $55. Management believes the current cash balance is sufficient to fund only a minimum level of operations. In order to advance the Company's business plan, the Company must raise capital through the sale of equity securities. To date, the Company has sold $8,600 in equity securities and used approximately $7,000 for licenses and fees, and $1,545 for office supplies and postage. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance. However, as of the date of this filing the Company has been unable to elicit sufficient public interest in its business plan to warrant additional funding through a private placement.

In order to expand the Company's business potential, enhance Shareholder equity value, and make the Company more attractive to potential investors, Management has considered the possibility of acquiring other software and Internet products through a merger with or acquisition of compatible companies. In May 2000, the Board of Directors reviewed the software currently offered by Knowledge Foundations, Inc. and determined their artificial intelligence software was a superior product that could afford the Company a sizeable world-wide profitable market within the next two years. Based upon the Board's recommendation, the Company's Shareholders voted unanimously on May 8, 2000 to acquire Knowledge Foundations, Inc. in order to acquire and market their software. As described in Subsequent Events of this filing, Management believes the proposed acquisition of this artificial intelligence software will enhance the Company's business plan revenue through the marketing of a product with an existing customer base.

Should the Company be unsuccessful in its bid to acquire Knowledge Foundations, Inc., the Company's current business plan encompasses raising capital of $2,000,000 through the sale of equity securities via a private placement, and, following the receipt of capital, expending approximately $1,022,000 for software products, completion of its Internet site, and operations.

Management made initial progress in implementing its business plan by registering its Internet domain name on the Internet, applying for U.S. trademark protection, and setting up a preliminary web site - universeofnature.com. However, the Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated web site programming, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for future product research and development. The Company plans to purchase approximately $125,000 in furniture, computers, software, Internet content materials and related licenses during the next twelve months from proceeds of its equity security sales. The Company's business plan provides for an increase of seven employees during the next twelve months.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company and related notes which are included in this offering have been examined by Barry L. Friedman, P.C., Certified Public Accountant, and have been so included in reliance upon the opinion of such accountant given upon his authority as an expert in auditing and accounting.

                                  CALIPSO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                 MARCH 31, 1999
                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                      PAGE #
                                                                      ------
INDEPENDENT AUDITORS REPORT                                               F1
----------------------------------------------------------------------------



ASSETS                                                                    F2
----------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY                                      F3
----------------------------------------------------------------------------



STATEMENT OF OPERATIONS                                                   F4
----------------------------------------------------------------------------



STATEMENT OF STOCKHOLDERS' EQUITY                                         F5
----------------------------------------------------------------------------



STATEMENT OF CASH FLOWS                                                   F6
----------------------------------------------------------------------------



NOTES TO FINANCIAL STATEMENTS                                         F7-F11
----------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                                  May 26, 2000
CALIPSO, INC.
San Diego, California

        I have audited the accompanying Balance Sheets of CALIPSO, INC. (A Development Stage Company), as of March 31, 2000, March 31, 1999, and March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the three years ended March 31, 2000, March 31, 1999, and March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CalIpso, Inc. (A Development Stage Company), as of March 31, 2000, March 31, 1999, and March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the three years ended March 31, 2000, March 31, 1999, and March 31, 1998, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV  89123
(702) 361-8414

                                  CALIPSO, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS

                                          MARCH           MARCH           MARCH
                                          31, 2000        31, 1999        31, 1998
                                          --------        --------        --------
CURRENT ASSETS

    CASH                                  $   55          $8,574          $8,600
                                          ------          ------          ------


TOTAL CURRENT ASSETS                      $   55          $8,574          $8,600
                                          ------          ------          ------


OTHER ASSETS                              $    0          $    0          $    0
                                          ------          ------          ------


TOTAL OTHER ASSETS                        $    0          $    0          $    0
                                          ------          ------          ------


TOTAL ASSETS                              $   55          $8,574          $8,600
                                          ------          ------          ------





















    The accompanying notes are an integral part of these financial statements


                                     - F2 -

                                  CALIPSO, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             MARCH         MARCH         MARCH
                                             31, 2000      31, 1999      31, 1998
                                             --------      --------      --------
CURRENT LIABILITIES                          $     0       $     0       $     0
                                             -------       -------       -------

TOTAL CURRENT LIABILITIES                    $     0       $     0       $     0
                                             -------       -------       -------

STOCKHOLDERS' EQUITY (Note #4)

    Common stock
    Par value $0.00001
    Authorized 20,000,000 shares
    Issued and outstanding at

    March 31, 1998 -
    186,000 shares

                                                                         $     1
    Common stock
    Par value $0.001
    Authorized 20,000,000 shares
    Issued and outstanding at

    March 31, 1999 -
    186,000 shares                                         $   186

    March 31, 2000 -
    6,696,000 shares                         $ 6,696

    Additional Paid-In Capital                11,904        18,414        13,599

    Deficit accumulated during
    The development stage                    -18,545       -10,026        -5,000
                                             -------       -------       -------

TOTAL STOCKHOLDERS' EQUITY                   $    55       $ 8,574       $ 8,600
                                             -------       -------       -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $    55       $ 8,574       $ 8,600
                                             -------       -------       -------


    The accompanying notes are an integral part of these financial statements


                                     - F3 -

                                  CALIPSO, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                               YEAR         YEAR         YEAR         MAY 31,1994
                               ENDED        ENDED        ENDED        (INCEPTION)
                               MAR. 31,     MAR. 31,     MAR. 31,     TO MAR. 31,
                               2000         1999         1998         2000
                               ----------   ----------   ----------   -----------
INCOME

    Revenue                    $        0   $        0   $        0   $        0
                               ----------   ----------   ----------   ----------

EXPENSES

    General, Selling and
    Administrative:            $    8,519   $    5,026   $        0   $   18,545
                               ----------   ----------   ----------   ----------


TOTAL EXPENSES:                $    8,519   $    5,026   $        0   $   18,545
                               ----------   ----------   ----------   ----------


NET PROFIT/LOSS (-):           $   -8,519   $   -5,026   $        0   $  -18,545
                               ----------   ----------   ----------   ----------

Net Profit/Loss(-)
per weighted share
(Note 1):                      $   -.0013   $   -.0008          NIL   $   -.0028
                               ----------   ----------   ----------   ----------

Weighted average
Number of common
shares outstanding:             6,696,000    6,696,000    6,696,000    6,696,000
                               ----------   ----------   ----------   ----------















    The accompanying notes are an integral part of these financial statements


                                     - F4 -

                                  CALIPSO, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          ADDITIONAL    ACCUMU-
                              COMMON STOCK                PAID-IN       LATED
                              SHARES        AMOUNT        CAPITAL       DEFICIT
                              ------------  ------        ----------    --------
Balance,
March 31, 1997                  136,000     $       1     $  13,599       -5,000

Net loss year ended
March 31, 1998                                                                 0
                              ---------     ---------     ---------     --------

Balance,
March 31, 1998                  136,000     $       1     $  13,599     $-5,000

March 6, 1998,
Issued for services              50,000             1         4,999

December 9, 1998,
changed par value
from $.00001 to
$.001                                            +184          -184

Net loss year ended
March 31, 1999                                                            -5,026
                              ---------     ---------     ---------     --------

Balance,
March 31, 1999                  186,000     $     186     $  18,414     $-10,026

June 8, 1999,
Forward stock split

36 for 1                      6,510,000        +6,510        -6,510

Net loss year ended
March 31, 2000                                                            -8,519
                              ---------     ---------     ---------     --------

Balance,
March 31, 2000                6,696,000     $   6,696      $+11,904     $-18,545
                              ---------     ---------     ---------     --------







    The accompanying notes are an integral part of these financial statements


                                     - F5 -

                                  CALIPSO, INC.
                             (A DEVELOPMENT COMPANY)

                                      YEAR        YEAR        YEAR        MAY 31,1994
                                      ENDED       ENDED       ENDED       (INCEPTION)
                                      MAR. 31,    MAR. 31,    MAR. 31,    TO MAR. 31,
                                      2000        1999        1998        2000
                                      -------     --------    --------    -----------
Cash Flows from
Operating Activities

    Net Loss                          $-8,519     $-5,026     $    0       $-18,545
    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Issue Common Stock
    For Services                            0      +5,000          0        +10,000

Changes in assets and
Liabilities                                 0           0          0              0
                                      -------     -------     ------       --------


Net cash used in
Operating activities                  $-8,159     $   -26     $    0       $ -8,545

Cash Flows from
Investing Activities                        0           0          0              0

Cash Flows from
Financing Activities

    Issuance of Common
    Stock for Cash                          0           0          0         +8,600
                                      -------     -------     ------       --------

Net Increase (decrease)               $-8,519     $   -26     $    0       $     55

Cash,
Beginning of period                     8,574       8,600      8,600              0
                                      -------     -------     ------       --------

Cash, End of period                   $    55     $ 8,574     $8,600       $     55
                                      -------     -------     ------       --------






    The accompanying notes are an integral part of these financial statements


                                     - F6 -

                                  CALIPSO, INC.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
               March 31, 2000, March 31, 1999, and March 31, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized May 31, 1994, under the laws of the State of Delaware as CALIPSO, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

               The Company records income and expenses on the accrual method.

        Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

        Income Taxes

               Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


                                     - F7 -

                                  CALIPSO, INC.
                          (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               March 31, 2000, March 31, 1999, and March 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.

        Year End

              The Company has selected March 31st as its fiscal year-end.

        Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

               The company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

        Year 2000 Disclosure

               Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

               The company's potential software suppliers have verified that they will provide only certified "Year 2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.


                                     - F8 -

                                  CALIPSO, INC.
                          (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               March 31, 2000, March 31, 1999, and March 31, 1998

NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Delaware, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2000 is as follows:

              Net operation loss carry forward            $18,545
              Valuation allowance                         $18,545

              Net deferred tax asset                      $     0


        The federal net operating loss carry forward will expire in various amounts from 2014 to 2019.

NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of the corporation consists of 20,000,000 shares with a par value $.001 per share.

        Preferred Stock

        CALIPSO, INC. has no preferred stock.


        On June 14, 1994, the Company issued 50,000 shares of its $0.00001 par value common stock for services of $0.10 to its two directors, 25,000 shares each, or $5,000.

        On March 31, 1996, the Company issued 86,000 shares of its $0.00001 par value common stock for cash of $8,600.00.

        On July 6, 1998, the Company issued 50,000 shares of its $0.00001 par value common stock for services of $0.10 to its two directors, 25,000 shares to each, or $5,000.

        On December 9, 1998, the State of Delaware approved the Company's restated Articles of Incorporation, which changed the par value from $0.00001 to $0.001.

        On June 8, 1999, the Company approved a forward stock split on the basis of 36 for 1, thus increasing the common stock from 186,000 shares to 6,696,000 shares.


                                     - F9 -

                                  CALIPSO, INC.
                          (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               March 31, 2000, March 31, 1999, and March 31, 1998

NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional share of common stock.


                                    - F10 -

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]


To Whom It May Concern:                                             May 26, 2000

     The firm of Barry L. Friedman, P.C., Certified Public Accountant consents to the inclusion of their report of May 26, 2000, on the Financial Statements of CALIPSO, INC., as of March 31, 2000, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.


Very truly yours,


/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant


                                    - F11 -

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose one year terms will expire 6/30/00, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address        Age    Position       Date First Elected
------------------    ---    --------       ------------------
Robert Ransom         50     President,     7/14/94
13525 Midland Road           Secretary,
Suite I                      Director
Poway, CA 92064

Anne Ransom           48     Treasurer,     7/14/94
13525 Midland Road           Director
Suite I
Poway, CA 92064

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Robert Ransom, PhD., President, Secretary & Director

1994 - Current        President and one half owner of REMedia, Inc. Publisher of fifteen interactive nature and biological CD-ROM titles sold to computer manufacturers, grade schools, and high schools throughout the United States. Titles include
                      Butterflies of the World, Whales and Dolphins, The
                      Rainforest, Animals In Danger, Soundscapes, etc.
                      Responsible for product development, software development, marketing, and content review.

1974 Doctorate in computer applications of biology, University of Edinburgh, Scotland

1970                  BSc in biology, University of Aston, England


Anne Ransom, Treasurer & Director

1994 - Current        Secretary, Treasurer, and one half owner of REMedia, Inc.
                      Responsible for photography and video content, text writing, research, office management, personnel management of programmers and other staff - one to four employees, and accounting duties.


ITEM 10   EXECUTIVE COMPENSATION

The company's current officers receive no compensation.

                           SUMMARY COMPENSATION TABLE

Name &           Year      Salary      Bonus    Other       Restricted    Options  LTIP       All other
principle                    ($)        ($)     annual      stock         SARs     Payouts    compen-
position                                        compen-     awards($)      ($)                sation($)
                                                sation($)
--------------------------------------------------------------------------------------------------------------------------
R Ransom         1997        -0-        -0-        -0-        -0-          -0-        -0-        -0-
President        1998        -0-        -0-        -0-        2,500        -0-        -0-        -0-
                 1999        -0-        -0-        -0-        -0-          -0-        -0-        -0-

A Ransom         1997        -0-        -0-        -0-        -0-          -0-        -0-        -0-
Director         1998        -0-        -0-        -0-        2,500        -0-        -0-        -0-
                 1999        -0-        -0-        -0-        -0-          -0-        -0-        -0-

There are no current employment agreements between the Company and its Executive Officers.

The Board agreed to pay Mr. Ransom for administrative services 25,000 shares of the Company's common stock on July 14, 1994, and pay an additional 25,000 shares to him for services related to the Company's business plan and web site set up on July 6, 1998. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On June 8, 1999, 1,750,000 shares of the Company's common stock were issued to him per a 36 for 1 stock split.

The Board agreed to pay Ms. Ransom for administrative services 25,000 shares of the Company's common stock on July 14, 1994, and pay an additional 25,000 shares to her for services related to the Company's business plan on July 6, 1998. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On June 8, 1999, 1,750,000 shares of the Company's common stock were issued to her per a 36 for 1 stock split.

The terms of these stock issuances were as fair to the Company, in the Board's opinion, as could have been made with an unaffiliated third party.

The Officers currently devote an immaterial amount of time managing the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $15,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable the Board of Directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to Officers, Directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - March 31, 2000:

Title Of       Name &                       Amount &             Percent
Class          Address                      Nature of owner      Owned

Common         Robert Ransom                1,800,000(a)         26.9%
               13525 Midland Road, Suite H
               Poway, CA 92064

Common         Anne Ransom                  1,800,000(b)         26.9%
               13525 Midland Road, Suite H
               Poway, CA 92064

Total Shares Owned by Officers & Directors
As a Group                                  3,600,000            53.8%

(a) Mr.Ransom received for administrative services 25,000 shares of the Company's common stock on July 14, 1994, an additional 25,000 shares were issued to him for services related to the Company's business plan and web site set up on July 6, 1998. 1,750,000 shares of the Company's common stock were issued to him per a 36 for 1 stock split on June 8, 1999.

(b) Ms.Ransom received for administrative services 25,000 shares of the Company's common stock on July 14, 1994, an additional 25,000 shares were issued to her for services related to the Company's business plan on July 6, 1998. 1,750,000 shares of the Company's common stock were issued to her per a 36 for 1 stock split on June 8, 1999.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Ransom, an Officer of the Corporation. The costs associated with the use of the telephone and mailing address were deemed by Management to be immaterial as the telephone and mailing address were almost exclusively used by the Officer for other business purposes.

ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        Exhibit 27    Financial Data Schedule

        Reports filed on Form 8-K: None

        Reports required to be filed by Regulation S-X:  None



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Calipso, Inc.




Date  6/20/00                         By /s/ Robert J. Ransom
    ------------------------             -----------------------------
                                         Robert J. Ransom, President & Director



Date  6/20/00                         By /s/ Anne Ransom
    ------------------------             -----------------------------
                                         Anne Ransom, Treasurer & Director