Form 10QSB
period 2000-06-30
CALIPSO INC
filed 2000-08-11
CIK 1099780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2000
                         Commission File Number 0-28287

                                  CALIPSO, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                  88-0418749
    ------------------------              -----------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

                   13525 MIDLAND RD., SUITE I, POWAY, CA 92064
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2518
                               -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    [X]           No    [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 2000, the registrant had 9,039,600 shares of common stock, $.001 par value, issued and outstanding.

PART 1    FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                                  CALIPSO, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED

                                           3 Months     Year
                                             Ended      Ended
                                            6/30/00    3/31/00

                           ASSETS
CURRENT ASSETS
     CASH                                       15          55
                                           -------------------
TOTAL CURRENT ASSETS                            15          55

FIXED ASSETS
                                           -------------------
NET FIXED ASSETS                                 0           0

OTHER ASSETS
     ORGANIZATION COSTS                          0           0
     LESS AMORTIZATION                           0           0
                                           -------------------
TOTAL OTHER ASSETS                               0           0
                                           -------------------
TOTAL ASSETS                                    15          55
                                           ===================

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

                                            -------------------
TOTAL CURRENT LIABILITIES                        0           0

LONG TERM LIABILITIES
                                           -------------------
TOTAL LONG TERM LIABILITIES                      0           0
                                           -------------------
TOTAL LIABILITIES                                0           0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value          9,040       6,696
     100,000,000 shares authorized,
     9,039,600 issued and outstanding
     at 6/30/00 and 6,696,000
     issued and outstanding at 3/31/00

     ADDITIONAL PAID IN CAPITAL              9,560      11,904

     BEGINNING RETAINED DEFICIT            -18,545     -10,026
     NET LOSS                                  -40      -8,519
                                           -------------------
     ENDING RETAINED DEFICIT               -18,585     -18,545
                                           -------------------
TOTAL STOCKHOLDERS' EQUITY                      15          55
                                           -------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY               15          55
                                           ===================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                  CALIPSO, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                      5/31/94
                                           3 Months      3 Months          Year           Year      (Inception)
                                             Ended         Ended           Ended          Ended          To
                                            6/30/00       6/30/99         3/31/00        3/31/99      6/30/00
REVENUE
                                           --------------------------------------------------------------------
TOTAL REVENUE                                     0              0              0              0              0

DIRECT COSTS

                                           --------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                          0              0              0              0              0
                                           --------------------------------------------------------------------
GROSS PROFIT                                      0              0              0              0              0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE             40            243           8519           5026          18585

                                           --------------------------------------------------------------------
TOTAL OPERATING EXPENSES                         40            243          8,519          5,026         18,585

                                           --------------------------------------------------------------------
LOSS FROM OPERATIONS                            -40           -243         -8,519         -5,026        -18,585

OTHER INCOME & EXPENSE

                                           --------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                      0              0              0              0              0

                                           --------------------------------------------------------------------
LOSS BEFORE TAXES                               -40           -243         -8,519         -5,026        -18,585

                                           --------------------------------------------------------------------
NET LOSS                                        -40           -243         -8,519         -5,026        -18,585
                                           ====================================================================

NET LOSS PER SHARE                              NIL            NIL        -0.0009        -0.0006        -0.0021

WEIGHTED AVERAGE NUMBER OF COMMON         9,039,600      9,039,600      9,039,600      9,039,600      9,039,600
SHARES OUTSTANDING

                        SEE NOTES TO FINANCIAL STATEMENTS

                                  CALIPSO, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                             5/31/94
                                             3 Months     3 Months   Year       Year       (Inception)
                                               Ended        Ended    Ended      Ended          To
                                              6/30/00      6/30/99   3/31/00    3/31/99      6/30/00
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                      -40        -243     -8,519     -5,026     -18,585

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                              0           0          0      5,000      10,000

                                          -----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES              -40        -243     -8,519        -26      -8,585

CASH FLOWS FROM INVESTING ACTIVITIES                 0           0          0          0           0

CASH FLOWS FROM FINANCING ACTIVITIES                 0        8600          0          0        8600

                                          -----------------------------------------------------------
NET INCREASE (DECREASE)                            -40       8,357     -8,519        -26          15

CASH BEGINNING OF PERIOD                            55           0       8574       8600           0

                                          -----------------------------------------------------------
CASH END OF PERIOD                                  15       8,357         55      8,574          15


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1. MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2000 and 1999, and the results of operations and cash flows for the three months ended June 30, 2000 and 1999, and the two years ended March 31, 2000 and 1999, and the period May 31, 1994 (Inception) to June 30, 2000. The accompanying financial statements have been adjusted as of June 30, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2. INTERIM REPORTING

The results of operations for the three months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

3. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Delaware on May 31, 1994. The Company is a development stage company and has not conducted any business activities to date.

The Company has selected March 31st as its fiscal year end.

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

5. Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000.

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

7. Stockholders' equity

On April 27, 2000, the Board of Directors adopted a resolution to authorize a forward stock split of 1.35 shares of common stock for every share of record as of April 27, 2000, resulting in a total of 9,039,600 shares issued and outstanding.

On May 23, 2000, the Secretary of State of Delaware recorded a Certificate of Amendment of the Articles of Incorporation of the Company, as approved by shareholder vote, to amend Article Four authorizing the number of common stock shares to be one hundred million shares with a par value of $.001 and the number of preferred stock shares to be twenty million shares with a par value of $.001.


PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $40 through June 2000 were due to operating expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

Management made initial progress in implementing its business plan by registering its Internet domain name on the Internet, applying for U.S. trademark protection, and setting up a preliminary

NOTES TO FINANCIAL STATEMENTS

web site - universeofnature.com. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego, purchase furniture and equipment, and begin development of its web site operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. As previously disclosed in the Company's public filings, the Company's business plan includes acquiring other compatible businesses in order to broaden the Company's revenue base. On May 8, 2000, Calipso's Shareholders voted unanimously to take the necessary steps to acquire 100% of another business, Knowledge Foundations, Inc.

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

NOTES TO FINANCIAL STATEMENTS


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

The Company will face considerable risk in each of its business plan steps, such as difficulty in completing business acquisitions, difficulty of hiring competent personnel within its budget, longer than anticipated web site programming, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

NOTES TO FINANCIAL STATEMENTS


PART II   OTHER INFORMATION

ITEM 1        Not applicable.

ITEMS 2-4:    Not applicable

ITEM 5:       Information required in lieu of Form 8-K: None

ITEM 6:       Exhibits and Reports on 8-K:

                      a)     Exhibit #27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000


                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Calipso, Inc.





        Dated: August 10, 2000      /s/ ROBERT J. RANSOM
                                    --------------------------------------------
                                    Robert J. Ransom
                                    President and Chief Executive Officer