Form 10QSB
period 2000-09-30
KNOWLEDGE FOUNDATIONS INC/DE
filed 2000-11-17
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d) of
                       Securities Exchange Act of 1934

                     For Period ended September 30, 2000
                       Commission File Number 0-28287

                         KNOWLEDGE FOUNDATIONS, INC.
                          (formerly CALIPSO, INC.)
           ---------------------------------------------------------

           Delaware                     88-0418749
---------------------------             ------------------------------
(State of Incorporation)                (I.R.S. Employer
                                        Identification Number)

                 7852 Colgate Avenue, Westminster, CA 92683
          ---------------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

                               (626) 444-5494
          ---------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of November 15, 2000, the registrant had 40,098,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS


            KNOWLEDGE FOUNDATIONS, INC. (formerly Calipso, Inc.)
                        (a Development Stage Company)
                                BALANCE SHEET
                                  UNAUDITED

                                                          Sept 30
                                                            2000
                                                           ------
                              ASSETS
CURRENT ASSETS
     CASH                                                       $32,406
     OTHER RECEIVABLES                                               60
     PREPAID EXPENSES                                             1,000
                                                               --------
TOTAL CURRENT ASSETS                                             33,466


      PROPERTY AND EQUIPMENT, NET                                 5,890
                                                              ---------

TOTAL ASSETS                                                  $  39,356

                                                            ===========

            LIABILITIES AND STOCKHOLDERS'(DEFICIT)

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                          $108,865
     ACCRUED LIABILITIES                                         22,326
      DUE TO RELATED PARTIES                                      5,000
                                                              ---------
TOTAL CURRENT LIABILITIES                                       136,191

SUBORDINATED NOTES PAYABLE                                      300,000
                                                           ------------
TOTAL LIABILITIES                                               436,191

STOCKHOLDERS' (DEFICIT)
     COMMON STOCK - $.001 par value
      50,000,000 shares authorized, 40,098,000
issued and outstanding at 9/30/00                                40,098

     ADDITIONAL PAID IN CAPITAL                                (36,736)

     ACCUMULATED DEFICIT                                      (400,197)
                                                         --------------

TOTAL STOCKHOLDERS' (DEFICIT)                                 (396,835)
                                                           ------------

TOTAL LIABILITIES & STOCKHOLDERS'(DEFICIT)                    $  39,356
                                                           ============

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         KNOWLEDGE FOUNDATIONS, INC.
                          STATEMENTS OF OPERATIONS
                        (a Development Stage Company)
        For the Three Months and Six Months Ended September 30, 2000

                                  UNAUDITED

                             Three Months Ended           Six Months Ended
                          Sept 30,00    Sept 30, 99   Sept 30, 00   Sept 30,99
REVENUE                 $        0    $          0  $          0 $         0
                          ----------  ------------  ------------  -----------
                                                 -                          -
TOTAL REVENUE                      0             0             0            0
DIRECT COSTS                       0             0             0            0
TOTAL COST OF GOODS                0             0             0            0
SOLD
GROSS PROFIT                       0             0             0            0
OPERATING EXPENSES
      DEPRECIATION               331             0           486            0
     GENERAL &               261,354             0       392,032            0
ADMINISTRATIVE  EXP      -----------          ----  ------------         ----
TOTAL OPERATING              261,685             0       392,518            0
EXPENSES                  ----------                  ----------
LOSS FROM OPERATIONS       (261,685)             0     (392,518)            0
OTHER INCOME & EXPENSE         3,566             0         7,679            0
                         -----------         -----    ----------       ------
TOTAL OTHER (INCOME) &         3,566             0         7,679            0
EXPENSE
LOSS BEFORE TAXES          (265,251)             0     (400,197)            0
                         -----------                ------------
NET LOSS                  $(265,251)            $0    $(400,197)           $0
                                                ==      ========          ===

BASIC AND DILUTED            ($0.02)            $0       ($0.04)           $0
EARNINGS (LOSS) PER
SHARE (see Note 5)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES          13,428,343     6,696,000    10,863,596    6,696,000
OUTSTANDING

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         KNOWLEDGE FOUNDATIONS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                        (a Development Stage Company)
                 For the Six Months Ended September 30, 2000

                                  UNAUDITED

                                          Sept 30             Sept 30
                                           2000                 1999
                                        -----------         -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
     NET LOSS                                (400,197)                   0
      ADJUSTMENTS TO RECONCILE NET
LOSS TO NET
 CASH  USED IN OPERATING
ACTIVITIES:
      DEPRECIATION                                 485                   0
      CHANGES IN ASSETS AND
LIABILITIES:
       INCREASE IN OTHER CURRENT               (1,060)                   0
ASSETS
       INCREASE IN ACCOUNTS PAYABLE            108,865                   0
       INCREASE IN ACCRUED                      22,326                   0
LIABILITIES
       INCREASE IN DUE TO RELATED                5,000                   0
PARTIES                              -----------------    ---------------
NET CASH FLOWS USED IN OPERATING             (264,581)                   0
ACTIVITIES:                          -----------------     ---------------

 CASH FLOWS FROM INVESTING
ACTIVITIES
       PURCHASE OF PROPERTY &                  (6,375)                   0
EQUIPMENT AND   SOFTWARE             -----------------    ---------------

NET CASH FLOWS USED IN INVESTING               (6,375)                   0
ACTIVITY                             -----------------    ---------------

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
     PROCEEDS FROM ISSUANCE OF                 300,000                   0
NOTES (see Note 6)
     PROCEEDS FROM THE SALE OF                   3,362                   0
COMMON STOCK                         -----------------    ---------------
NET CASH FLOWS PROVIDED BY                     303,362                   0
FINANCING ACTIVITIES                 -----------------    ---------------

NET INCREASE (DECREASE) IN CASH                 32,406                   0
CASH AT BEGINNING OF PERIOD                          0                   0

                                              $ 32,406                  $0
CASH AT END OF PERIOD                =================    ===============

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 2000 and 1999, and the results of operations for the six months ended September 30, 2000 and 1999, and the changes in cash for the six months ended September 30, 2000 and 1999. The accompanying financial statements have been adjusted as of September 30, 2000 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the six months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the remainder of the year.

2.   BASIS OF PRESENTATION

On September 18, 2000 Knowledge Foundations, Inc, ("KF") a private Delaware corporation, was merged into Calipso, Inc., a public Delaware corporation. The transaction was accomplished through an exchange of common shares, which resulted in the shareholders of KF obtaining approximately eighty (80) percent of the outstanding common shares of Calipso. On the merger date the name of the company was changed from Calipso, Inc. to Knowledge Foundations, Inc. and the stock symbol was changed to "KNFD". The merger was accounted for as a purchase. The financial statements reflect the change in control and, exclusive of the pre-merger activity of Calipso (which were insignificant), the Statement of Operations and Statements of Cash Flow depict the activity of Knowledge Foundations for the quarter ended September 30, 2000 and for the six months ended September 30, 2000 respectively. Knowledge Foundations, Inc. (private) was incorporated on April 6, 2000. Proforma results for three months and six months periods are not presented as Calipso's operations were insignificant.

3.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

Calipso, Inc. was incorporated in Delaware on May 31, 1994. Calipso, prior to the merger on September 18, 2000, had not conducted any business activity. Knowledge Foundations, Inc. ("KF"), was incorporated on April 6, 2000 according to the laws of Delaware. KF has been in the development stage since its inception. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, developing its knowledge-based computing technology, advertising and marketing the Company, and administrative functions. The Company intends to produce a knowledge-based operating system, related tools and applications, and system integration services delivered to every potential application area. The Company's primary target markets primarily are knowledge owners, publishers, large commercial corporations, government agencies and end-users.

Risks and Uncertainties

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Management   is  pursuing  financing  initiatives  that  would  enhance   the
development of the Company's products and provide sufficient capital for marketing. However, there is no assurance the Company will be able to obtain the sufficient equity financing or generate sufficient revenues on terms satisfactory to the Company.

4.   BASIS OF ACCOUNTING

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

5.   EARNINGS (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

6.   CONVERTIBLE SUBORDINATED NOTE PAYABLE

On April 19, 2000 Knowledge Foundation, Inc. executed a 8% Convertible Subordinated Promissory Note due April 18, 2003 in the sum of $300,000. The holder of this note has the right to convert all or any portion of the outstanding principal amount of this Note into a stated number of shares computed by dividing such principal amount by the conversion price per share offered in the equity financing. In the event the equity financing involves an merger transaction, the conversion price shall be $1.00 per share.

7.   COMMITMENT

Royalty Agreement

The Company has entered into an agreement with regard to royalty fees between the Company and one of its officers. In this agreement rights relative to certain software designs have been assigned to the Company. The officer will receive royalties ranging from 2% to 5% on net sales of such software designs sold to others or deployed by the Company in a project for third parties

8.   CONTINGENCY

The Company currently has a claim filed against them by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of September 30, 2000 and therefore has not accrued any liability in the accompanying financial statements.

PART 1  FINANCIAL INFORMATION

Management's Plan of Operations

Pursuant to an Acquisition Agreement and Plan of Merger dated as of August 7, 2000 between Calipso, Inc., a Delaware corporation, and Knowledge Foundations, Inc. ("KF"), a Delaware corporation, all the outstanding shares of common stock of KF were exchanged for 33,918,400 shares of 144 restricted common stock of Calipso in a transaction in which Calipso was the surviving corporation. Prior to the Merger, on May 4, 2000 there were 9,039,600 common shares issued and outstanding. As a result of the Merger, on September 13,
2000, 4,860,000 shares were cancelled leaving 4,179,600 issued and outstanding. On September 13, 2000 35,918,400 shares were issued pursuant to the terms and conditions of the Merger; providing for 40,098,000 issued and outstanding post Merger. Of the 35,918,400 shares issued in the Merger, 2 million shares were issued collectively to Wright & Bleers and Oceanway Investments, 1 million of which shares are subject to a lock up agreement in addition to other conditions. The number of shares issued to KF stockholders in the merger represented 84.58% of the shares outstanding of 40,098,000 post merger common shares.

The Merger between Calipso and KF was effective with the concurrent filing of a Certificate of Merger with the Secretary of State in Delaware on September 18, 2000. At the effective time of the merger the name of the Calipso was changed to Knowledge Foundations, Inc. As a result of the merger, the 33,918,400 shares that were issued to the Knowledge Foundations, Inc. stockholders resulted in a change in control of the Company. Additionally new officers and directors were appointed and elected. As the result of the merger in which the shareholders of KF represent more than 80% of the outstanding common shares and Calipso has had no prior operating history, the financial statements presented reflect the operations of Knowledge Foundations since its inception in April 2000.

The Company maintains a cash balance sufficient to sustain operations until such time as management can raise the funding necessary to advance its business plan briefly described below and in further detail in its post-merger Form 8K filing filed with the Securities and Exchange Commission in October 2000. Funding for the Company has been accomplished the form of a $300,000 convertible debenture prior to the merger and by additional advances since the merger. Management is currently in late stage negotiations with a placement agent to market a private placement of unregistered equity securities in excess of $3 million. There can be no assurance that the Company will be successful in completing any or all of the proposed financing.

Since its inception in April 2000, KF has been in a development mode, has been seeking the completion of the merger with Calipso, has begun the process of commercializing the software and knowledge base engineering process under license, and hired senior software engineers (including two PhDs) who will produce new releases of the software scheduled for the last half of 2001. KF has incurred $265,251 in operating expenses during the quarter ended September 30 and $134,946 during the prior quarter.

Knowledge Foundations, Inc. is a developer and marketer of knowledge engineering software. KFI possess an exclusive license for two generations of successfully deployed knowledge engineering software tools, developed by the Company's Chairman and Chief Science Officer, Dr Richard L. Ballard. Previous versions of the software have been used in a variety of government applications for the US Navy, US Air Force, US Army Strategic Defense Command, NASA's Johnson Space Center and others. Knowledge Foundations' software operates transparently within the MS-Windows environment and has the capacity to capture virtually any form of knowledge, and to code it for increased processing speed, storage capacity and intuitive access to knowledge.

KFI acquired the rights to its technology through a License and Royalty Agreement entered into on April 6, 2000 by and between Richard L. Ballard and

Janet J. Pettitt (Ballard), husband and wife, and KFI. The License and Royalty Agreement provides KFI with exclusive and transferable rights to Ballard's software. Future inventions and software developments will be the exclusive property of KFI.

The Company intends to further develop the software for additional capabilities, to obtain appropriate intellectual property protection, to provide knowledge engineering services to clients and to market its software tools to software application developers under license agreements.

Knowledge Foundations' software products are best described as knowledge-based engineering and application development tools. Whereas current information processing applications are limited to informational data content with predictable outcomes, KFI's software will use coded human knowledge to assist a user in solving and managing unpredictable problems by answering complex questions such as how, why, and most important - what if?

KFI's technology will allow organizations to permanently store lessons learned, contracted work products, and intellectual capital as a "knowledge base". The company's technology captures, codifies and integrates virtually any form of knowledge into easily accessed and marketable formats. The application of KFI's software tools will provide a production process for building small to large knowledge bases and assist companies in managing a most important asset -- knowledge.

Software manufacturers will be able to license KFI's software to enhance their own information based applications. Individual users and corporate enterprises alike will be able to permanently store their intellectual capital, work products, experience, and learning in a knowledge base. These knowledge bases will then be able to grow through the introduction of new knowledge and be passed on from generation to generation.

KFI's goal is to patent and establish its unique technology as an "industry standard" for all knowledge based computing and plans to market its technology to the world through licensing agreements.

PART II   OTHER INFORMATION

ITEM 1  Legal Proceedings.

The Company currently has a claim filed against them by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of September 30, 2000 and therefore has not accrued any liability in the accompanying financial statements. Incorporate by reference Form 8-K Report (Date of Earliest Event Reported) September 18, 2000.


ITEM 2   Changes in Securities.

Pursuant to an Acquisition Agreement and Plan of Merger dated as of August 7, 2000 between Calipso, Inc., a Delaware corporation, and Knowledge Foundations, Inc. ("KF"), a Delaware corporation, all the outstanding shares of common stock of KF were exchanged for 33,918,400 shares of 144 restricted common stock of Calipso in a transaction in which Calipso was the surviving corporation. Prior to the Merger, on May 4, 2000 there were 9,039,600 common shares issued and outstanding. As a result of the Merger, on September 13,
2000, 4,860,000 shares were cancelled leaving 4,179,600 issued and outstanding. On September 13, 2000 35,918,400 shares were issued pursuant to the terms and conditions of the Merger; providing for 40,098,000 issued and outstanding post Merger. Of the 35,918,400 shares issued in the Merger, 2 million shares were issued collectively to Wright & Bleers and Oceanway Investments, 1 million of which shares are subject to a lock up agreement in addition to other conditions. The number of shares issued to KF stockholders in the merger represented 84.58% of the shares outstanding of 40,098,000 post merger common shares.

The Merger between Calipso and KF was effective with the concurrent filing of a Certificate of Merger with the Secretary of State in Delaware on September 18, 2000. At the effective time of the merger the name of the Calipso was changed to Knowledge Foundations, Inc. As a result of the merger, the 33,918,400 shares that were issued to the Knowledge Foundations, Inc. stockholders resulted in a change in control of the Company. Additionally new officers and directors were appointed and elected. As the result of the merger in which the shareholders of KF represent more than 80% of the outstanding common shares and Calipso has had no prior operating history, the financial statements presented reflect the operations of Knowledge Foundations since its inception in April 2000.

Incorporated by reference Form 8-K Report (Date of Earliest Event Reported) September 18, 2000:

Exhibit                       Description

3 (i) (a)                Certificate of Amendment of Certificate of
                         Incorporation, dated August 17, 2000, re: 36:1 forward split of shares.

3 (i) (b)                Certificate of Amendment of Certificate of
                         Incorporation, dated August 17, 2000, re: 1.35:1 forward split of shares.

3 (i) (c)                Certificate of Amendment of Certificate of
                         Incorporation, dated August 17, 2000, re: change authorized to 100,000,000 common shares at $.001 par value and 20,000,000 preferred shares at $.001 par value.

4 (a) Stock Repurchase Agreement - dated September 18, 2000 between Calipso and Wright & Bleers and Ocean Way Investments, Ltd.

4 (b) Lock Up Agreement - dated September 18, 2000 between Calipso and Wright & Bleers and Ocean Way Investments, Ltd.

ITEM 3   Defaults Upon Senior Securities.

None

ITEM 4   Submission of Matters to a Vote of Securities Holders.

Incorporated  by  reference: Schedule 14C Information Statement  Pursuant  to
Section 14 (c) of the Securities Exchange Act of 1934 dated August 22, 2000 re: notice of written consent of stockholders in lieu of special meeting of shareholders to be effective September 12, 2000.

ITEM 5  Information required in lieu of form 8-K:

None

ITEM 6  Exhibits and Reports on 8-K:

  a)   Exhibit #27.1, "Financial Data Schedule"

  b) A Form 8-K was filed as of the event of the merger between Calipso, Inc. and Knowledge Foundations, Inc. on September 18, 2000.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2000             By: /s/ Michael W. Dochterman
                                     Michael W. Dochterman
                                      President and Chief Executive Officer