Form 10QSB
period 2000-12-31
KNOWLEDGE FOUNDATIONS INC/DE
filed 2001-02-14
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

               Quarterly Report Under Section 13 0r 15 (d) of
                       Securities Exchange Act of 1934

                     For Period ended December 31, 2000
                       Commission File Number 0-28287

                         KNOWLEDGE FOUNDATIONS, INC.
                          (formerly CALIPSO, INC.)
----------------------------------------------------------------------------

           Delaware                                      88-0418749
---------------------------                         ------------------------
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

As of February 1, 2001, the registrant had 40,098,000 shares of common stock, $.001 par value, issued and outstanding.


PART 1         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS
            KNOWLEDGE FOUNDATIONS, INC. (formerly Calipso, Inc.)
                        (a Development Stage Company)
                                BALANCE SHEET
                                  UNAUDITED
                                                       Dec 30
                                                        2000
                               ASSETS
CURRENT ASSETS
     CASH                                                $69,045
     OTHER RECEIVABLES                                        60
     PREPAID EXPENSES
                                                           1,000
                                                      ----------
TOTAL CURRENT ASSETS                                      70,105


      PROPERTY AND EQUIPMENT, NET                         13,633
                                                      ----------
TOTAL ASSETS                                                   $
                                                          83,738
                                                      ==========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                   $185,134
     ACCRUED LIABILITIES                                  41,100
      DUE TO RELATED PARTIES                               4,000
				                                 --------
TOTAL CURRENT LIABILITIES                                230,234

NOTES PAYABLE                                            275,000
                                                      ----------

SUBORDINATED NOTES PAYABLE
                                                         300,000
                                                      ----------

TOTAL LIABILITIES                                        805,234

STOCKHOLDERS' (DEFICIT)
     COMMON STOCK - $.001 par value
      50,000,000 shares authorized, 40,098,000            40,098
issued and outstanding at 12/31/00

     ADDITIONAL PAID IN CAPITAL                         (36,736)

     ACCUMULATED DEFICIT                               (724,858)
                                                      ----------

TOTAL STOCKHOLDERS' (DEFICIT)                          (721,496)
                                                      ----------

TOTAL LIABILITIES & STOCKHOLDERS'(DEFICIT)                     $
                                                          83,738
                                                       =========

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS (continued)

                         KNOWLEDGE FOUNDATIONS, INC.
                          STATEMENTS OF OPERATIONS
                        (a Development Stage Company)
        For the Three Months and Nine Months Ended December 31, 2000

                                   UNAUDITED


                           Nine Months Ended        Three Months Ended

                        Dec 31, 2000 Dec 31, 1999  Dec 31, 2000 Dec 31, 1999
REVENUE                            $         $            $        $
                                   0         0            0        0
                            --------   -------    ---------   ------
TOTAL REVENUE                      0         0            0        0
DIRECT COSTS                       0         0            0        0
                            --------   -------    ---------   ------
TOTAL COST OF GOODS SOLD           0         0            0        0
                            --------   -------    ---------   ------
GROSS PROFIT                       0         0            0        0
OPERATING EXPENSES
      DEPRECIATION               956         0        1,442        0
      SALES & MARKETING       19,408         0       19,408        0
EXPENSE
     GENERAL &               296,493         0      688,525        0
ADMINISTRATIVE  EXP
                            --------   -------    ---------   ------
TOTAL OPERATING EXPENSES     316,857         0      709,375        0
                            -------    -------    ---------   ------
LOSS FROM OPERATIONS        (316,857)          0    (709,375)        0

OTHER (INCOME) & EXPENSE       7,804         0       15,483        0
                            --------   -------    ---------   ------
LOSS BEFORE TAXES           (324,661)         0    (724,858)        0

                            --------   -------    ---------   ------
NET LOSS                    $(324,661)        $0    $(724,858)       $0

                            ========   =======     ========   ======
BASIC AND DILUTED EARNINGS   ($0.01)        $0      ($0.04)       $0
(LOSS) PER SHARE (see Note 5)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   40,098,000   6,696,000    20,676,838   6,696,000



               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS (continued)

                         KNOWLEDGE FOUNDATIONS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                        (a Development Stage Company)
                 For the Nine Months Ended December 31, 2000

                                  UNAUDITED

                                      Dec 31       Dec 31
                                       2000         1999
CASH FLOWS FROM OPERATING
ACTIVITIES
     NET LOSS                        $(724,858)            0

      ADJUSTMENTS TO RECONCILE NET
LOSS TO NET
 CASH  USED IN OPERATING
ACTIVITIES:
      DEPRECIATION                       1,442            0
      CHANGES IN ASSETS AND
LIABILITIES:
       INCREASE IN OTHER CURRENT       (1,060)            0
ASSETS
       INCREASE IN ACCOUNTS            185,134            0
PAYABLE
       INCREASE IN ACCRUED              41,100            0
LIABILITIES
        INCREASE IN DUE TO RELATED
PARTIES                                  4,000            0
                                     ---------     --------
NET CASH FLOWS USED IN OPERATING     (494,242)            0
ACTIVITIES:
                                     ---------     --------

 CASH FLOWS FROM INVESTING
ACTIVITIES
PURCHASE OF PROPERTY & EQUIPMENT
AND      SOFTWARE
                                      (15,075)            0
                                     ---------     --------

NET CASH FLOWS USED IN INVESTING      (15,075)
ACTIVITY                                                  0
                                     ---------     --------

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
     PROCEEDS FROM ISSUANCE OF         575,000
NOTES (see Note 6)                                        0
     PROCEEDS FROM THE SALE OF
COMMON STOCK                             3,362            0
                                     ---------     --------

NET CASH FLOWS PROVIDED BY             578,362
FINANCING ACTIVITIES                                      0
                                     ---------     --------

NET INCREASE (DECREASE) IN CASH        $69,045
                                                          0
CASH AT BEGINNING OF PERIOD
                                             0            0
                                     ---------     --------

CASH AT END OF PERIOD
                                       $69,045           $0
                                     =========     ========

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2000 and 1999, and the results of operations for the nine months ended December 31, 2000 and 1999, and the changes in cash for the nine months ended December 30, 2000 and 1999. The accompanying financial statements have been adjusted as of December 31, 2000 as required by Item 310
(b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the nine months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the remainder of the year.

2.   BASIS OF PRESENTATION

On September 18, 2000 Knowledge Foundations, Inc, ("KF") a private Delaware corporation, was merged into Calipso, Inc., a public Delaware corporation. The transaction was accomplished through an exchange of common shares, which resulted in the shareholders of KF obtaining approximately eighty (80) percent of the outstanding common shares of Calipso. On the merger date the name of the company was changed from Calipso, Inc. to Knowledge Foundations, Inc. and the stock symbol was changed to "KNFD". The merger was accounted for as a purchase. The financial statements reflect the change in control and, exclusive of the pre-merger activity of Calipso (which were insignificant), the Statement of Operations and Statements of Cash Flow depict the activity of Knowledge Foundations for the quarter ended December 31, 2000 and for the nine months ended December 31, 2000 respectively. Knowledge Foundations, Inc. (private) was incorporated on April 6, 2000. Proforma results for three months and nine months periods are not presented as Calipso's operations were insignificant.

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

6..  CONVERTIBLE SUBORDINATED NOTE PAYABLE

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

The Company currently has a claim filed against them by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of December 31, 2000 and therefore has not accrued any liability in the accompanying financial statements.

PART 1  FINANCIAL INFORMATION

Management's Plan of Operations

Pursuant to an Acquisition Agreement and Plan of Merger dated as of August 7, 2000 between Calipso, Inc., a Delaware corporation, and Knowledge Foundations, Inc. ("KF"), a Delaware corporation, all the outstanding shares of common stock of KF were exchanged for 33,918,400 shares of 144 restricted common stock of Calipso in a transaction in which Calipso was the surviving corporation. Prior to the Merger, on May 4, 2000 there were 9,039,600 common shares issued and outstanding. As a result of the Merger, on September 18,
2000, 4,860,000 shares were cancelled leaving 4,179,600 issued and outstanding. On September 18, 2000 35,918,400 shares were issued pursuant to the terms and conditions of the Merger; providing for 40,098,000 issued and outstanding post Merger. Of the 35,918,400 shares issued in the Merger, 2 million shares were issued collectively to Wright & Bleers and Oceanway Investments, 1 million of which shares are subject to a lock up agreement in addition to other conditions. The number of shares issued to KF stockholders in the merger represented 84.58% of the shares outstanding of 40,098,000 post merger common shares.

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

During the quarter the Company issued promissory notes totaling $275,000 to sustain operations. Funding for the Company has been accomplished the form of a $300,000 convertible debenture prior to the merger and by additional advances since the merger. Management is seeking up to $3 million in equity financing necessary to advance its business plan briefly described below and in further detail in its post-merger Form 8K filing filed with the Securities and Exchange Commission in October 2000. There can be no assurance that the Company will be successful in completing any or all of the proposed financing, nor can there be any assurance that the Company will continue to find investors for its promissory notes.

Since its inception in April 2000, KF has been in a development mode, has been seeking the completion of the merger with Calipso, has begun the process of commercializing the software and knowledge base engineering process under
license,  and hired senior software engineers who are scheduled  to   produce
new releases of the software scheduled for the last half of 2001, and begun initial sales and marketing programs. KF has incurred $316,857 in operating expenses during the quarter ended December 31 and $709,375 during the past nine months.

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

PART II   OTHER INFORMATION

ITEM 1  Legal Proceedings.

The Company currently has a claim filed against them by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of December 31, 2000 and therefore has not accrued any liability in the accompanying financial statements. Incorporate by reference Form 8-K Report (Date of Earliest Event Reported) September 18, 2000.


ITEM 2   Changes in Securities.

None

ITEM 3   Defaults Upon Senior Securities.

None

ITEM 4   Submission of Matters to a Vote of Securities Holders.

None

ITEM 5:  Information required in lieu of form 8-K:

     In connection with the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995, the Company is hereby filing a cautionary statement identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company.


ITEM 6: Exhibits and Reports on 8-K:

Exhibits
 (10)* License Agreement file on August 24, 2000 DEFM 14A
 (99)**Cautionary Statement Regarding Forward-Looking Statements.
______________
*      (Incorporated by reference)
**     (Filed herewith)

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2000      By:    /s/ Michael W. Dochterman
                                        Michael W. Dochterman
                              President and Chief Executive Officer