Form 10KSB
period 2001-03-31
KNOWLEDGE FOUNDATIONS INC/DE
filed 2001-07-16
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACTS OF 1934

         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACTS OF 1934

                  For the fiscal year ended: March 31, 2001

                      Commission File Number: 000-28287

                         KNOWLEDGE FOUNDATIONS, INC.
           (Exact name of registrant as specified in our charter)

          Delaware                                     88-0418749
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

          7852 Colgate Ave.
          Westminster, CA                              92683
     (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number including area code: (626) 444-5494

         Securities registered pursuant to Section 12(b) of the Act:
                                    None

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No ____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2001, was 39,108,000 shares, held by approximately 76 stockholders.

                         KNOWLEDGE FOUNDATIONS, INC.
                             FOR THE YEAR ENDED
                               March 31, 2001

                               Index to Report
                               On Form 10-KSB


PART I                                                               Page

Item 1.  Business                                                        2-9
Item 2.  Properties                                                        9
Item 3.  Legal Proceedings                                                 9
Item 4.  Submission of Matters to a Vote of Security Holders               9

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                       9
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10
Item 7.  Financial Statements and Supplementary Data                      15
Item 8.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure                                            15

PART III

Item 9.  Directors and Executive Officers of the Registrant               15
Item 10. Executive Compensation                                           22
Item 11. Security Ownership of Certain Beneficial Owners and Management   23
Item 12. Certain Relationships and Related Transactions                   24

PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                             24

Signatures                                                                25

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis" under Item 6.

     In this form 10-KSB references to "Knowledge", "The Company", "we", "us", and "our" refer to Knowledge Foundations, Inc.

PART I

ITEM 1.   BUSINESS

Overview

      Knowledge Foundations, Inc. (formerly a private Delaware corporation) was incorporated in Delaware on April 6, 2000 and pursuant to the terms and conditions of an Agreement and Plan of Merger, executed on August 7, 2000, as amended, merged into Calipso, Inc. On September 18, 2000 the Company changed its name from Calipso, Inc. to Knowledge Foundations, Inc. and the private Delaware corporation ceased to exist. Concurrently, the Company changed its trading symbol on the OTCBB from CPSJ to KNFD.

     Knowledge Foundations, Inc. ("KFI" or the "Company") is a developer and marketer of knowledge engineering software. KFI possess an exclusive license for two generations of knowledge engineering software tools developed by the Company's Chairman and Chief Science Officer, Dr Richard L. Ballard. Previous versions of the software have been used in a variety of government applications for the US Navy, US Air Force, US Army Strategic Defense Command, NASA's Johnson Space Center and others. Knowledge Foundations' software operates transparently within the MS-Windows environment and has the capacity to capture knowledge, and to code it for increased processing speed, storage capacity and intuitive access to knowledge.

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

     The  Company  intends  to  further develop the software  for  additional capabilities, to obtain appropriate intellectual property protection, to provide knowledge engineering services to clients and to market its software tools to software application developers under license agreements. The

Company's ability to develop the software and provide service to clients is dependent upon the Company successfully obtaining sufficient capital, without which the Company will not be able to proceed.

     Knowledge Foundations' software products are best described as knowledge-
based   engineering  and  application  development  tools.  Whereas   current
information processing applications are limited to informational data content with predictable outcomes, KFI's software will use coded human knowledge to assist a user in solving and managing unpredictable problems by answering complex questions such as how, why, and most important - what if?

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

     Software manufacturers will be able to license KFI's software to enhance their own information-based applications. Individual users and corporate enterprises alike will be able to permanently store their intellectual capital, work products, experience, and learning in a knowledge base. These knowledge bases will then be able to grow through the introduction of new knowledge and be passed on from generation to generation.

     KFI's goal is to patent and establish its unique technology as an "industry standard" for all knowledge-based computing and plans to market its technology to the world through licensing agreements.

Products and Services

Software Tools

     The computer's usefulness continues to evolve as both business tool and personal assistant. About the time it appears that computers can't get any faster, smaller or user-friendlier, the next generation of Microsoft or Intel appears and new functions and capabilities are available. There are however, two specific limits that are inherent to all computers and that are not going away. First, the computer can only process "information" -- such as contextual data, facts and figures, words, numbers, objects and pictures. This is true because all computers use a machine coding language founded on design principles that only process "information content." Second -- although computers are more capable than ever before, they do not have a brain, can't learn, and must depend on the brainwork or knowledge of their user to produce meaningful to maximum results.

     KFI`s proprietary machine coding language is capable of capturing and storing permanently the brainwork that could only previously be performed separately by a computer user - using his or her personal knowledge. This coding language can capture virtually every kind of knowledge from original sources while functioning symbiotically with traditional information-based computing systems.

     With a knowledge base developed with KFI's software, knowledge or intellectual capital can be linked and integrated with information content. A user would then possess (in addition to the usual information retrieval) the captured, stored and now useful thoughtful knowledge of an expert.

     Over the past nine years, Dr. Ballard has turned theory and technology into tools and completed projects for the U.S. Government's Defense and Civilian Space programs. Dr. Ballard's theories and subsequent technology have been nurtured by the U.S. Military Star Wars program, knowledge warfare, management of trillions of dollars of resources, and fierce international competition - all of which provided a rich, vital and sheltered venue for developing and testing this technology. The first two generations of the software, named Mark I and Mark II, were used in these projects. KFI will utilize the Mark II version (but deliver Mark III version) during 2001 and into 2002, when the newest version of the software should be available. KFI has begun related development work on the Mark III version, but require additional funding to proceed.

     The Mark III version will have at least four releases:

1. Release 1: Reference publication and decision guidance tool. This is targeted at publishers, producers, and contractors in large markets that publish, maintain and employ massive, slowly evolving, tightly integrated knowledge products.

2. Release 2: Reference service and management tool. This is targeted at software tool developers, service contractors, corporate support units, and entrepreneurs who build, service and maintain small to massive knowledge products and services.

3.   Release  3:   Professional User tool: This is  a  basic  version  as  an application driver for professional application developers.

4. Release 4: Enterprise Developer tool. This is targeted at more complex client server environments, with automated data import and file integration needs.

Integration Services and Training Services

     KFI will provide consulting and training services to clients and to integrators (VARs, IT consultants) to assist in project feasibility analysis and subsequent development of knowledge bases utilizing KFI's software tools. It is anticipated that in the first two to three years, integration service revenues will exceed license revenues. The goal is to quickly populate target markets with completed knowledge base projects and to train third party developers in knowledge base development techniques. It is KFI's intention to assist and train integrators within vertical markets in the development of broad-based industry applications and not to compete with them in deployment of KFI's technology with additional users within that industry. KFI will provide per seat licenses to such integrators for resale to industry customers.

     As KFI's knowledge base format becomes increasingly utilized for knowledge capture and storage, it is anticipated that 1) a new commerce will evolve wherein knowledge content will be the prime commodity; and 2) that end-user knowledge base creation costs will also decrease because of readily available knowledge content on the market.

Markets

  KFI's "first of breed" technology will create new solutions where there is no comparable competitive solution. Taking maximum advantage of market leadership, KFI plans to penetrate and establish quickly its knowledge coding technology as the knowledge-based computing industry "Standard" in four multi-billion dollar markets. These four markets are:

*    Market 1 - Knowledge Owners and Publishers Markets
*    Market 2 - Knowledge Consuming Market
*    Market 3 - Retail Productivity Tool Market ("Killer Apps")
*    Market 4 - Corporate IT Legacy Integration Market

  The Company's initial marketing plan focuses on developing knowledge-based tools and applications delivered directly to end-users as readily productive knowledge bases, creating cash flow. The Company will continue its application development and integration services to end users while stepping up its program to license its tools to other integrators. The Company's component licensing relationships target vertical market driven, system developers who will build, integrate and market their own knowledge-based applications over the new Mark III technology platform. It is also anticipated that some of KFI's own integration/application development service contractors will spin-off as licensed system developers.

  The Company's midterm goal upon receiving adequate financing, is to focus its in-house integration services on new markets and challenging "first product applications", making way for and not competing with its growing base of licensed system developers. With this strategy, KFI's product development services revenue should plateau and be overtaken and surpassed by licensed tool sales after the second year, driven by consumer level "Killer Apps" and growing OEM component licensing.

  The Company's long-term goal is to position its knowledge-based software as the "Industry Standard" for all knowledge based computing. The Company's products are designed to be scalable to facilitate applications from the largest enterprise to the small individual consumer. The Company will maintain an aggressive R&D program to maintain its technology lead and will undertake an aggressive national and international patent strategy to protect its leading position. The Company plans to use a very aggressive strategy of competitive pricing to market its tools openly to every software company. The goal is to make it easier to embrace KFI's software standard than to look elsewhere or compete against it, thus advancing the ubiquity of KFI's technology Standard.

Market 1 - Knowledge Owners and Publishers Markets

     This first targeted market focuses on companies that own, publish, and/or distribute great bodies of service or product documentation. The most strategic are publishers of extremely popular reference products. Publication in KFI's format offers unmatchable views and integration of everything a user might need. Popular publications give KFI's technology a very large and well-accepted showcase - a user base that will "pull" KFI's retail killer application into retail stores.

     The second strategic segment targets the professional and technical references that define each industry's infrastructure. Massive publishing companies own books and on-line references used by every doctor, lawyer, insurance, finance and actuarial professional. Equipment manufactures, such as Boeing, Airbus Cisco, AT&T, Nortel, distribute massive amount of knowledge to their clients. KFI's coding densities and solutions for complexity, costs and resource growth will allow infrastructure companies to replace a room full of documents with tools that provide expert solutions in a few minutes.

     In this market, KFI sells licenses, teams and offers prime development support contracts on the business model tested and documented by Dr. Ballard over the past decade. Through site licensed builder tools, this model is sold to corporate and small business licensees allowing them to invade and permeate every development market niche.

Market 2 - Knowledge Consuming Market

     This market starts at the top, the executive management of knowledge creating/consuming companies. It targets the Big 5 accounting/consulting and IT consulting firms, the Fortune 1000, and other leading lights to help their management and most prominent clients grasp the heretofore-unexpected opportunities of knowledge-based computing. These organizations live by their perceived wisdom and foresight. KFI's vision, "flag-level" successes in government, and remarkable tool capabilities will provide these professional services firms with the capability to more effectively and efficiently complete client engagements. The Company's technology and services are compelling complements to the "Knowledge Management" practices these firms are now almost universally offering to their business clients.

     As seen by KFI, this market will experience the greatest long-term benefit and financial savings - buying the tools of knowledge in lieu of hiring, training and sustaining human heads for their knowledge storage potential. With the Big 5, IT consulting and satisfied industry leaders as a chorus, this effort endeavors to generate the management "pull" for knowledge-based assets and employee work products formatted for executive knowledge integration and decision support.

      This "pull" brings in early, high-end development tool licenses; large development services contracts that contribute heavily to overhead support, and creates a solid industry base for the massive "killer application" sales that come next.

Market 3 - Retail Productivity Tool Market ("Killer Apps")

     This third targeted market provides a great revenue expansion potential for KFI. KFI's "Killer Apps" are best compared to applications like Excel, Access, Quicken, and MS Project. Mastery of these KFI productivity tools brings a very substantial personal and resume enhancing income potential to the developer. This mastery comes either in tool cost or ultimately in the time and money spent for training and experience building. Like the tools cited above, KFI's Killer Apps use and teach a powerful discipline called "modeling" and to a greater degree than those cited, this modeling discipline is applicable to every knowledge development task and subject.

     The  large  investments  and  marketing push behind  this  first-of-kind
"knowledge mapping tool" should be timed to exploit the pull generated by early press notice, critical product acclaim, and singular, knowledge publishing successes. An early Internet-based "beta" release campaign will be targeted initially toward academic and knowledge technology professionals who are looking eagerly for their first ever, personal knowledge building tool.

Market 4 - Corporate IT Legacy Integration Market

     This market signals several moves from a "safe" initial market exclusivity and dominance position into markets that are orders of magnitude larger -- into markets where the incumbents are already among the largest companies in the world. KFI's fundamental position is unchanged; the Company intends to establish a commercial standard for knowledge capture, storage, and exchange. The company intends that this be an open standard to avoid promoting any "would-be" licensee to seek or become a competitor.

     Intentionally, the initial steps in this market will be very modest. KFI's early tool releases for other markets will import from legacy database, text processing, graphics, and productivity tool (spreadsheet, project, etc,) and export through standard file and internet formats, local client servers, and desktop drag-and-drop protocols.

     KFI's unique "middle-ware" position starts where KFI's knowledge-based computing technology integrates directly into legacy networks. Dr. Ballard's approach to this market was demonstrated to the US Navy in 1997-99 in a three-
phase   SBIR  project.  Dr.  Ballard  built  a  Virtual  Database  Interface, establishing that it could take in knowledge of "any" system's protocols and assumed behavior. The knowledge base could then configure its interface to appear "plug-to-plug" compatible.

Competition

     KFI will enter many very competitive industries with a "first of its kind" and "one-of-a-kind" knowledge capture and storage technology unlike any known competing technology. KFI's strategy is to license its technology as a software development tool to all entities that choose to compete in every industry and every market where the capture and storage of knowledge creates value. In essence, KFI's competition is whatever container now stores and transfers knowledge; i.e., the human brain, books or other media. KFI's technology creates a new economic model, unique format and media platform on which knowledge storage and transfer can take place.

     A quickly evolving and growing target market is the knowledge management industry. Within this industry, there are several competing theories backed by numerous technology vendors. In all cases, the theories and their supporting vendors are limited by traditional information based computing machine codes and architecture. Specifically, these limitations include the inability to compute rational thought structures, theories, concepts, beliefs, truths and experience. KFI's software development tools will enable these vendors to add useful knowledge content to their existing knowledge management applications. KFI views these vendors as potential customers, not competitors.

     Current knowledge management offerings are two fold: portal searches for intranet and Internet information and documentation management. Both of these techniques suffer from the same problem and therefore do not adequately address the needs of knowledge base development and use. They use language to connect to information bases passing as knowledge bases. There is very limited use of concept classifications, such as taxonomies; a bare minimum needed to describe learned knowledge in the form of solution processes or theories or conclusions. KFI's software tool utilizes non-language dependent ontology concept phrasing, which is necessary to adequately describe the knowledge the expert learned or developed. These competing solutions will be a significant factor in the market place.

     In the case of applications competition, the reference publishing industry, KFI's competition for knowledge storage and knowledge transfer is the book. If a reader desires the knowledge contained within a book, the reader must read cover to cover, eliminating unwanted content while linking relevant content into the brain. KFI's technology will link all the content of hundreds to thousands of books and give the same reader instantaneous access to all that is known, cover to cover, without costing the reader the "knowledge transfer" time of reading each book. KFI views these publishers as potential customers, not competitors.

     Over the past few decades, many unexpected and unpredictable competitors have exploded into existence because of industry standard software development tools that enabled information transfer and information commerce. It is anticipated that KFI's knowledge-based software development tools will be the catalyst for new industries, and new competitors within those industries aimed at promoting knowledge transfer and knowledge commerce.

Employees

     As of March 31, 2001, we had two full time and one part time employees. The employees are located at our headquarters in California.

      Our proposed personnel structure can be divided into three broad categories: management and professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and workload demands.

     We are dependent upon the services of Dr. Richard L. Ballard, Chairman of the Company and Chief Technical Officer. Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Dr. Ballard or our inability to attract and retain other qualified employees could have a material adverse effect on us.

Risks

      While  management  believes that the Company  can  effectively  compete because of its technical advances in the type of software created by Dr. Ballard, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding. The Company's viability is substantially dependent upon the ability of current management to effectuate the infusion of capital either as equity or loans into the business.
Commencing with the date of the merger between Calipso and Knowledge Foundations (the private company), management has been unable to obtain any substantial funding source. As the result of the lack of capital, various personnel of the Company have been terminated, causing a slowdown of Company operations. However certain programming events have continued. A continued lack of capital may cause the Company to cease operations. Should the Company be unable to implement its current plan of operations, which requires an infusion of capital, and then in that event management would investigate all options available to retain value for the shareholders. Among, but not limited to, the options that would be considered are:

     Acquisition of another product or technology, which would create an interest in a capital infusion;

     A merger or acquisition of another business entity that has revenue and/or long term growth potential; or

     Cease business operations until such time as funds are available.

Additional Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, will file reports, proxy statements and other information with the Commission.
Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov).

ITEM 2.   PROPERTIES

     The Company's main offices are rented from a shareholder and are located at 7852 Colgate Avenue, Westminster, CA 92683 and the telephone number is
(626) 444-5494, .  The Company pays rent at the rate of $1000 per month.

ITEM 3.   LEGAL PROCEEDINGS

        The Company has a potential claim threatened against them by a consultant over consideration with regard to a finder's fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of March 31, 2001 and therefore has not accrued any liability in the accompanying financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our year ended March 31, 2001.

PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

     Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "KNFD". The following table sets forth the high and low prices for our Common Stock as reported by the OTC:BB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                       2001
Months                   Average Low         Average High
April 2000               No trades           No trades
May 2000                 $1.00               $3.00
June 2000                $2.01               $3.00
July 2000                $1.38               $2.63
August 2000              $1.38               $2.56
September 2000           $1.50               $2.00
October 2000             $1.75               $6.25
November 2000            $5.25               $5.25
December 2000            $1.75               $4.00
January 2001             $1.75               $1.75
February 2001            $2.25               $2.50
March 2001               $0.63               $0.75

     As of June 30, 2001, we had approximately 76 stockholders of the 39,108,000 shares outstanding.

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

RISK FACTORS AND CAUTIONARY STATEMENTS

Cautionary Statement Regarding Forward-Looking Statements

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with such safe harbor legislation. The Company's Form 10K-SB, the Company's Annual Report to Shareholders, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements.

     The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price.

     There is little historical financial information that is useful in evaluating our business, prospects and future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. We expect our future operating results to fluctuate significantly from quarter to quarter. If our operating results fail to meet or exceed the expectations of analysts or investors, our stock price would likely decline substantially. Factors that are likely to cause our results to fluctuate include the following:

* the gain or loss of significant customers or significant changes in purchasing volume;

* the amount and timing of our operating expenses and capital expenditures;

*    changes in the volume of our product sales and pricing concessions;

*    the timing, rescheduling or cancellation of customer orders;

*    the varying length of our sales cycles;

* the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;

* our ability to specify, develops, complete, introduce and market new products and technologies and bring them to volume production in a timely manner;

* the rate of adoption and acceptance of new industry standards in our target markets;

* the effectiveness of our product cost reduction efforts and those of our suppliers;

*    changes in the mix of products we sell; and

*    changes in the average selling prices of our products.

There is a limited current public market for our common stock.

     There is a limited public market for our common stock. Although our common stock is listed on the OTC Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

We are highly dependent on Richard Ballard. The loss of Richard Ballard, whose knowledge, leadership and technical expertise we rely upon, would harm our ability to execute our business plan.

     Our success depends heavily upon the continued contributions of Richard Ballard whose knowledge, leadership and technical expertise would be difficult to replace. If we were to lose their services, our ability to execute our business plan would be harmed.

If we are unable to recruit, hire, train and retain additional sales, marketing, operations, software engineering and finance personnel, our growth will be impaired.

To grow our business successfully and maintain a high level of quality, we will need to recruit, retain and motivate additional highly skilled sales, marketing, software engineering and finance personnel. If we are not able to hire, train and retain a sufficient number of qualified employees, our growth will be impaired. In particular, we will need to expand our sales and marketing organizations in order to increase market awareness of our products and to increase revenue.

     In addition, as a company focused on the development of complex products, we will need to hire additional software engineering staff of various experience levels in order to meet our product roadmap. The market for skilled employees is extremely limited. We may have even greater difficulty recruiting potential employees if prospective employees perceive the equity component of our compensation package to be less valuable.

We are subject to various risks associated with technological change and if we do not adapt our products to the changes our business will be adversely affected.

     The technology products market involves certain characteristics that expose our existing and future technologies, and methodologies to the risk of obsolescence. These characteristics included the following:

*    rapid changes in technology;
*    rapid changes in user and customer requirements;
* frequent new service or product introductions embodying new technologies; and
*    the emergence of new industry standards and practices.

     Our performance will partially depend on our ability to license leading technologies, enhance our existing services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of new technology entails significant technical and business risks. We cannot predict if we will use new technologies effectively or adapt our products to consumer, vendor, advertising or emerging industry standards. If we were unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition could be materially adversely affected.

We may not be able to raise further financing or it may only be available on terms unfavorable to our stockholders or us.

     We believe that our available cash resources are insufficient to meet our anticipated working capital and capital expenditure requirements. We need to raise additional funds, to respond to business contingencies, which could include the need to:

*    maintain existing personal/ consultants;

*    fund more rapid expansion;

*    fund additional marketing expenditures;

*    develop new products or enhance existing products;

*    enhance our operating infrastructure;

*    hire additional personnel;

*    respond to competitive pressures; or

*    acquire complementary businesses or technologies.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

      This  report contains forward-looking statements within the meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     The following discussion regarding the financial statements of KFI, a development stage company, should be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

     Knowledge Foundations, Inc. (a development stage company) ("KFI"), a private Delaware corporation, was incorporated on April 6, 2000 according to the laws of Delaware. On September 18, 2000, KFI was merged into Calipso Inc. ("Calipso"). Under the terms of the merger agreement, all of KFI's outstanding common stock (33,618,500 shares of $0.0001 per value stock) was converted into 33,918,400 shares of $0.001 per value stock of Calipso, Inc. common stock. At the date of the transaction, Calipso had 4,179,600 shares of common stock outstanding. As part of the merger agreement, KFI ceased to exist as a separate legal entity, and Calipso changed its name to Knowledge Foundations, Inc. (the "Company"). The Company had treated the transaction as a reverse acquisition for accounting purposes since the KFI stockholders had control of the combined entity before and after the transaction. As
Calipso had no substantive assets, liabilities, or operations as of or through September 18, 2000, the Company recorded the reverse acquisition as a reorganization of the Company's stockholders' equity, with the Company recording the issuance of 4,179,600 shares of the former Calipso stockholders for no consideration.

     The Company has been in the development stage since its inception. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, developing its knowledge-based computing technology, advertising and marketing, and administrative functions. The Company intends to produce a knowledge-based operating system, related tools and applications, and system integration services. The Company's primary target markets primarily are knowledge owners, publishers, large commercial corporations, government agencies and end-users.

Financial Status of KFI for the year ended March 31, 2001

     Revenues. KFI is a development stage enterprise as defined in SFAS #7, and has generated no revenues during the audited period from inception. KFI is devoting substantially all of its present efforts in acquiring its technologies and in capital raising functions. The lack of funds during the fourth quarter of FY 2001 has resulted in the layoff of programming personnel. Dr. Ballard, however, continues to design and program certain segments of Mark 3.

     Costs and Expenses. KFI had operating expenses of $839,558 during the audited period from inception.

     Net Loss. KFI's net loss for the year ended March 31, 2001 was $865,184.

Liquidity and Capital Resources

     KFI, being a development stage enterprise, experienced negative cash flows from operations during its initial months of operations, which cash flows resulted in a net loss of $865,184. The lack of funds during the fourth quarter of FY 2001 has resulted in the layoff of programming personnel. Dr. Ballard, however, continues to design and program certain segments of Mark 3. As KFI expands its technology base it may continue to experience net negative cash flows from operations, pending receipt of license or sales revenues.

       Since the merger consummated in September 2000, the Company has been seeking additional financing. Except for debt financing of $281,000 raised since September 2000 the Company has been unsuccessful in raising equity capital. The Company will continue to seek equity capital to fund its development stage operations as well as seek a merger partner.

DESCRIPTION OF CAPITAL STOCK AND VOTING RIGHTS

     The following discussion is qualified in its entirety by reference to the Delaware Charter Documents.

Common Stock

     The  Company's  Articles  of Incorporation authorizes  the  issuance  of
100,000,000 shares of Common Stock, $.001 par value per share, of which approximately 39,108,000 were outstanding as of March 31, 2001. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities including distributions to preferred stockholders, if any. Holders of common stock have no preemptive rights to purchase the Company's common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.Preferred Stock

     The Company's Articles of Incorporation also authorizes the issuance of 20,000,000 shares of Preferred Stock, $.001 par value per share, of which there were no shares outstanding as of March 31, 2001
ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Changes to Report

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. The Board elects officers and their terms of office are, excepting to the extent governed by employment contract, at the discretion of the Board.

          Name             Age                      Title
Dr. Richard L. Ballard      60    Chairman, Chief Science Officer
Michael W. Dochterman       46    CEO & President, Director
Robert A. Dietrich          55    CFO, Vice President - Operations, Director
Joel Vest                   54    Director
Janet J.  Pettitt           61    Training Director, Director

Management

     Dr. Richard Ballard, Ph.D. -- Chairman and Chief Science Officer: Dr. Ballard is the founder and creator of KFI's technology. From August 1995 to March 2000, Dr. Ballard has been the sole proprietor of Knowledge Research and Knowledge FoundationsT developing and delivering knowledge based software tools and applications primarily to US Government Agencies and Software Publishers. From April 2000 to present, Dr. Ballard has been Chairman of the Board and Chief Scientist of KFI. His background includes hands-on executive management of numerous start-up companies including Co-Director and Founder of Apple Foundations for Steve Jobs & Mike Markula and Founder/Chairman of TALMIS Division, International Data Corporation for Patrick McGovern. He has received 128 software citations, developed 3 Management Software Workshops and 21 Educational Software Workshops, been published in 35 publications and technical reports. As a University of California professor and researcher, he has developed and taught numerous classes over 15 years. Dr. Ballard will manage all research and development functions as well as assisting with sales activities.

     Mr. Michael W. Dochterman - President, CEO and Director: From August 1995 to December 1995, Michael Dochterman was an independent business consultant developing business plans, raising capital and providing executive management for startup clients. From January 1996 to April 1999, Mr. Dochterman served in various executive management positions launching several new products and Divisions for Sempra Energy. From April 1999 to April 2000, Mr. Dochterman developed KFI's business plan and from April 2000 to present, has been CEO/President and a Board member of KFI. Mr. Dochterman's background includes hands-on executive management and business consulting experience providing operational guidance for numerous start-ups. He has more than fifteen years experience as President or Vice President of private enterprises and three years executive management experience in a Fortune 500 company. Mr. Dochterman will manage all corporate business activities as well as first year sales and marketing functions.

     Mr.  Robert A. Dietrich -Vice President - Operations, CFO and  Director:
From August 1995 to March 2000, Robert Dietrich has been President/CEO and Director of Semper Resources Corporation (SRCR.OB) and CyberAir Communications, Inc., from January 1998 to March 2000. From April 2000 to present, Mr. Dietrich has been CFO, Vice President of Operations, and a Board member of KFI. His background includes hands-on executive management; investment banking and financial consulting experience. He has more than fifteen years experience as vice president (finance and operations) or president of public and private enterprises and thirteen years with Big 5 and regional CPA firms and technology based investment banking firms providing financial and operations consulting and merger/acquisition and financial structuring for clients. Mr. Dietrich is a CPA with a B.B.A. from Notre Dame and an MBA from the University of Detroit. Mr. Dietrich will manage all financial and accounting activities as well as operational management of integration services.

     Ms. Janet J. Pettitt - Director of Training Development, Director: From August 1995 to March 2000, Jan Pettitt has been sole proprietor, founder of Interactive Productions, a proprietorship that provided training for prior customers of KFI's technology. She has 16 years of hands on experience as a Master Corporate Software Trainer delivering and training trainers and end users of published and proprietary software and hardware systems. Ms. Pettitt has a B.A. from Fontbonne College and years of teaching experience at Flourissant Valley Community College and Holy Names Academy.

     Mr. Joel B. Vest - Director: During the past five years, Mr. Vest has consulted, created, produced, directed and managed community events and consumer/trade shows from concept through launch.

Management Contracts

     KFI has employment agreements with three of its directors, Richard Ballard, Robert Dietrich and Michael Dochterman. Upon the effectiveness of the Merger with Calipso, the Employment Agreements transferred to the Surviving Corporation on the same terms and conditions with the Surviving Corporation being the employer.

LIMITATION OF LIABILITY OF DIRECTORS

The By-laws of the Company provide as follows: "Except as hereinafter stated otherwise, the Corporation shall indemnify all of its officers and directors, past, present and future, against any and all expenses incurred by them, and each of them including but not limited to legal fees, judgments and penalties which may be incurred, rendered or levied in any legal action brought against any or all of them for or on account of any act or omission alleged to have been committed while acting within the scope of their duties as Officers or Directors of this Corporation."

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

Compensation Committee Interlocks and Insider Participation

     The  Board of Directors does not have a Compensation Committee.  Michael
W. Dochterman, President and CEO, oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended March 31, 2001, the Board of Directors, through the Chairman and President, reviewed and approved the compensation of our executive officers.

     Loans. From time to time our Board of Directors may approve loans to our officers and employees. The amounts and timing of these loans are based on our financial position at the time of grant and made at the sole discretion of the Board of Directors. There were no loans to officers or employees outstanding as of March 31, 2001.

     Overall Policy: Messers Ballard, Dochterman and Dietrich are all compensated under employment agreements detailed above. As the Company's cash position did not allow adherence to minimum compensation as contracted per employment agreements, the Company has accrued $63,800 as payroll liability for the officers as of March 31, 2001.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. As of March 31, 2001 the Board of Directors has not adopted a stock option plan for employees, but expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

           Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Knowledge Foundations executive officers and directors, and persons who beneficially own more than ten percent of Knowledge's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Knowledge with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Knowledge Foundations and written representations from Knowledge Foundations executive officers and directors, Knowledge believes that during fiscal 2001 all forms 3 and 4 were filed on a timely basis for Knowledge Foundations executive officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Company's executive officers and directors during each of the fiscal years since inception of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation exclusive of loans footnoted herein.

Summary Compensation Table
                                                               Long Term
                             Annual Compensation              Compensation


 Name and Principal                         Other Annual  Restricted
      Position         Year  Salary  Bonus  Compensation    Stock    Options
Dr. Richard L.         2001  92,400    0           4,500      0         0
Ballard
Chairman and Chief
Science Officer



Michael W.             2001  77,400    0          19,500      0         0
Dochterman
President & CEO,
Director



Robert A. Dietrich     2001  53,700    0           4,500      0         0
CFO, Vice President,
Director



Joel Vest              2001    0       0          20,500      0         0
Director



Janet J. Pettitt       2001  12,000    0               0      0         0
Director, Training
Director

Compensation of Directors

   All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of March 31, 2001 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 10% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

        Name of Beneficial Owner (1)               Number         Percent
                                                 Of Shares     Of Class (2)
Dr. Richard L. Ballard (3)                          21,377,516         54.7%
Michael W. Dochterman                                4,638,412         11.9%
Robert A. Dietrich                                   2,576,884          6.6%
Janet J. Pettitt (3)                                 4,277,622         10.9%
Joel Vest                                              412,346          1.0%

All Directors & Officers as a Group                 33,282,980         85.1%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) Figures are rounded to the nearest percentage. Less than 1% is reflected as 0%.
(3)  Ms. Pettitt and Dr. Ballard are husband and wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payable to Shareholders:

The Company borrowed $206,000 from a shareholder, which obligation is a demand note with a principal balance as of March 31, 2001 of $206,000 plus $5,017 of accrued interest at 6% per annum, payable upon demand.
Office Rent Expense

As of March 31, 2001, the Company had a liability of $10,000 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through March 31, 2001. This amount is non-interest bearing. The total office rent expense was $12,000 for the period ended March 31, 2001.

Consulting Services

As of March 31, 2001, the Company had incurred $36,500 consulting services that were rendered by two officers who are also principal stockholders of the Company. Such consulting service charges were paid in full during the year ended March 31, 2001.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

     A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Independent Auditors Report                         F-1
          2.   Financial Statements:
                    Balance Sheet                                  F-2
                    Statement of Operation                         F-3
                    Statement of Changes in Stockholders'          F-4
                    Statement of Cash Flows                        F-5
                    Notes to Consolidated Financial StatementsF-6 - F-15

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     2.   During the fiscal year 2001, the Company filed the following 8-Ks.
               Merger  of  Calipso,  Inc.  and  Knowledge  Foundations,   Inc
               September 2000.

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
               None

     4.   Exhibits

Exhibit                                Description
Number
2.1** Agreement and Plan of Merger, dated August 7, 2000 between Calipso and Knowledge Foundations, Inc.
3 (i)** Certificate of Merger, dated August 17, 2000, filed with the Secretary of State, Delaware RE: Merger between Calipso and Knowledge Foundations, Inc.

3 (i) (a)**  Certificate of Amendment of Certificate of Incorporation,
             dated August 17, 2000, re: 36:1 forward split of shares
3 (i) (b)**  Certificate of Amendment of Certificate of Incorporation,
             dated August 17, 2000, re: 1.35:1 foward split of shares
3 (i) (c)**  Certificate of Amendment of Certificate of Incorporation,
             dated August 17, 2000, re: change authorized to 100,000,000 common shares at $.001 par value and 20,000,000 preferred
             shares at $.001 par value.
3.1*         Articles of Incorporation of Knowledge Foundations, Inc.
             (formerly Calipso, Inc.) filed on May 31, 1994 - Incorporated by reference from the Calipso 10SB filing in November, 1999
3.2*         By-laws of Knowledge Foundations, Inc. (formerly Calipso,
             Inc.) - Incorporated by reference from the Calipso 10SB filing in November 1999.
4 (a)**      Stock Repurchase Agreement - dated September 18, 2000 between
             Calipso and Wright & Bleers and Ocean Way Investments, Ltd.
4 (b)**      Lock Up Agreement - dated September 18, 2000 between Calipso and Wright & Bleers and Ocean Way Investments, Ltd.
10.1**       License and Royalty Agreement dated April 6, 2000 between
             Richard L. Ballard and Janet J. Pettitt and Knowledge
             Foundations, Inc.
10.2**       Employment Contract of Michael W. Dochterman dated May 1,
             2000.
10.3**       Employment Contract of Robert A. Dietrich dated May 1, 2000.
99.1**       Text of Press Release dated September 21, 2000

*            Incorporated by Reference
**           Incorporated by Reference filed in Form 8-K on 9/27/2000

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

KNOWLEDGE FOUNDATIONS, INC.             DATED: July 16, 2001



By:/s/ Robert Dietrich
     ___________________
     CFO


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Richard Ballard           Chairman           July 16, 2001


/s/ Michael Dochterman        CEO & President    July 16, 2001


/s/ Robert Dietrich           CFO, VP, Director  July 16, 2001


/s/ Joel Vest                 Director           July 16, 2001


/s/ Janet Pettie              Director           July 16, 2001

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Knowledge Foundations, Inc.


We have audited the accompanying balance sheet of Knowledge Foundations, Inc. (a development stage company) (the "Company") as of March 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the period April 6, 2000 (date of inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2001, and the results of its operations and its cash flows for the period April 6, 2000 (date of inception) through March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development stage company which has a low cash balance at March 31, 2001, and has experienced significant losses since inception with no revenues. These factors, and other factors discussed in Note 2 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        CORBIN & WERTZ


Irvine, California
July 6, 2001

BALANCE SHEET
ASSETS                                                 March 31,
                                                         2001
Current assets:
 Cash                                                 $    1,408
 Other                                                        60
                                                      ----------
        Total current assets                               1,468

Equipment, net of accumulated depreciation of $2,398      12,677
                                                      ----------

                                                      $   14,145
                                                      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                     $  176,797
 Due to related parties                                   10,000
 Accrued payroll and payroll taxes                        69,300
 Accrued interest to stockholders                          5,017
 Accrued interest                                         23,853
 Notes payable                                            75,000
     Notes payable to stockholders                       206,000
 Convertible subordinated note payable                   300,000
                                                      ----------
     Total current liabilities                           865,967
                                                      ----------
Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 20,000,000
     shares authorized; no
    shares issued or outstanding                               -
  Common stock, $0.001 par value; 100,000,000
   shares authorized;
   39,108,000 shares issued and outstanding               39,108
 Additional paid-in capital                             (25,746)
 Deficit accumulated during the development stage      (865,184)
                                                    ------------
     Total stockholders' deficit                       (851,822)
                                                    ------------
                                                    $     14,145
                                                    ============

Statement of Operation

                                                     April    6,
                                                     2000
                                                     (Date    of
                                                     Inception)
                                                     Through
                                                      March 31,
                                                        2001

Revenues                                              $       -

Operating expenses                                      839,558

Other income (expense):
 Interest income                                          3,244
 Interest expense                                       (28,870)
                                                     ------------
Net loss                                             $ (865,184)
                                                     ===========
Net loss available to common stockholders per
  common share                                        $   (0.02)
                                                     ===========
Weighted average number of common shares
  outstanding                                          35,980,478
                                                      ===========

Statement of Changes in Stockholders'

                          Common Stock     Paid-in     Deficit       Total
                       Shares      Amount  Capital   Accumulated Stockholders'
                                                       During       Deficit
                                                     Development
                                                        Stage
Balance, April 6,
2000                          -   $     -  $      -    $       -    $       -

Sale of shares to
founders at $0.0001
per share on April 6,
2000
   (adjusted for
change in par value
to $0.001 per share
as a result
   of the merger)     33,618,500    33,618  (30,256)            -        3,362

Shares issued in
connection with
merger on September
18, 2000:
     Stock dividend
to founders             299,900       300     (300)            -            -
     Shares issued
for acquisition of
Calipso, Inc.         4,179,600     4,180   (4,180)            -            -
     Shares issued to
service providers     1,000,000     1,000   (1,000)            -            -

Shares issued to
third party on
January 9, 2001 for
services rendered,
   valued at $1.00
per share                10,000        10     9,990            -       10,000

Net loss                      -         -         -    (865,184)    (865,184)
                      -------------------------------------------------------
Balance, March 31,
2001                  39,108,000   $39,108 $(25,746)   $(865,184)   $(851,822)
                      ========================================================

Statement of Cash Flows

                                                     April    6,
                                                     2000  (Date
                                                     of
                                                     Inception)
                                                     Through
                                                      March 31,
                                                        2001

Cash flows from operating activities:
 Net loss                                            $(865,184)
 Adjustments to reconcile net loss to
  net cash used in operating
   activities:
    Depreciation                                         2,398
    Common stock issued for services                    10,000
    Changes in operating assets and liabilities:
      Other assets                                        (60)
      Accounts payable                                 176,797
      Due to related parties                            10,000
      Accrued payroll and payroll taxes                 69,300
      Accrued interest                                  28,870
                                                    ----------
 Net cash used in operating activities                (567,879)
                                                    ----------
Cash flows used in investing activities:
 Purchases of equipment                               (15,075)
                                                    ----------
Cash flows from financing activities:
 Proceeds from borrowings on notes payable             581,000
 Proceeds from the sale of common stock                  3,362
                                                    ----------
 Net cash provided by financing activities             584,362
                                                    ----------
Net increase in cash                                      1,408

Cash at beginning of period                                   -
                                                     ----------
Cash at end of period                                 $   1,408
                                                     ==========
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes        $     800
                                                     =========

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS

Knowledge Foundations, Inc. (a development stage company) ("KFI"), a private Delaware corporation, was incorporated on April 6, 2000 according to the laws of Delaware. On September 18, 2000, KFI was merged into Calipso Inc. ("Calipso"). Under the terms of the merger agreement, all of KFI's outstanding common stock (33,618,500 shares of $0.0001 per value stock) was converted into 33,918,400 shares of $0.001 per value stock of Calipso, Inc. common stock. At the date of the transaction, Calipso had 4,179,600 shares of common stock outstanding. As part of the merger agreement, KFI ceased to exist as a separate legal entity, and Calipso changed its name to Knowledge Foundations, Inc. (the "Company"). The Company had treated the transaction as a reverse acquisition for accounting purposes since the KFI stockholders had control of the combined entity before and after the transaction. As
Calipso had no substantive assets, liabilities, or operations as of or through September 18, 2000, the Company recorded the reverse acquisition as a reorganization of the Company's stockholders' equity, with the Company recording the issuance of 4,179,600 shares of the former Calipso stockholders for no consideration. Also the pro forma presentation of the Calipso merger as if it occurred in April 6, 2000 are not presented as the results would be immaterial to the Company's results.

The Company has been in the development stage since its inception. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, developing its knowledge-based computing technology, advertising and marketing, and administrative functions. The Company intends to produce a knowledge-based operating system, related tools and applications, and system integration services. The Company's primary target markets primarily are knowledge owners, publishers, large commercial corporations, government agencies and end-users.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Risks and Uncertainties

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has a loss of $865,184 for the period from April 6, 2000 (date of inception) through March 31, 2001 and balances in cash of $1,408 and in stockholders' deficit of $851,822 as of March 31, 2001. Management is pursuing financing initiatives that would enhance the development of the
Company's  products  and provide sufficient capital for  marketing.  However, there is no assurance the Company will be able to generate sufficient revenues or obtain the sufficient equity or debt funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, trade payables and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. For the notes payable, related-party notes payable and convertible subordinated note payable, it was not practicable to estimate the fair value as no market currently exists for such financial instruments.

Customer Concentration

Management's intention is that the Company will not be dependent on any single customer or group of customers for a significant portion of its annual sales. The Company's customer base will change on a continuous basis as new customers are added or removed.

Concentration of Credit Risk

Cash balances are maintained at a financial institution. Accounts at this bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At times, the Company may maintain funds at this bank in excess of these insured amounts.

Equipment

Equipment is stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of three years.

Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. At March 31, 2001, the Company has determined that there is no impairment of long-lived assets.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Earnings Per Share

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

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 had no impact on the accompanying financial statements as the Company has no items of comprehensive income.

Segments of Business

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying statement of operations.

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137 and 138, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

NOTE 3 - PROPERTY AND EQUIPMENT

Equipment consists of the following as of March 31, 2001:

          Computer equipment and software             $  14,106
          Office equipment                                  969
                                                      ---------
                                                         15,075
          Less accumulated depreciation                 (2,398)
                                                     ----------
                                                      $  12,677
                                                     ==========

NOTE 4 - NOTES PAYABLE

Convertible Subordinated Note Payable

The Company borrowed $300,000 from an unrelated third party in the form of a convertible subordinated note (the "Note") on April 19, 2000. The Note is subordinated to future borrowings from financial institutions. The Note is unsecured and bears interest at 8% per annum which is payable semi-annually beginning six months after the date of this Note, with the principal together with all accrued but unpaid interest due on April 18, 2003. If an equity financing event occurs where the Company issues common stocks or preferred stocks to one or more unrelated third parties in exchange for at least an aggregate of $3,000,000 or if the Company merges into a publicly traded company and the stockholders of the Company own eighty percent (80%) of the Company on a fully diluted basis after the merger, the holder of this note has the right to convert all or any portion of the outstanding principal amount of this Note into a stated number of shares computed by dividing such principal amount by the conversion price per share offered in the equity financing. In the event the equity financing involves an merger transaction, the conversion price shall be $1.00 per share. Since the Company completed a merger transaction (see Note 1), the note is currently convertible at $1.00 per share. The outstanding balance on this note payable totaled $300,000 at March 31, 2001. Interest expense incurred during the period ended March 31, 2001 was $22,751, which is included in accrued interest in the accompanying balance sheet at March 31, 2001.

Due to the accrued interest not being paid as of March 31, 2001, the total accrued interest of $22,751, the Note principal of $300,000 is considered to be in default of the Note terms as of March 31, 2001 and thus, has been classified as a current liability on the balance sheet.

Notes Payable

The Company borrowed funds from third parties totaling $75,000 under unsecured notes payable during the period ended March 31, 2001. These notes payable accrue interest at 6% per annum, and principal and accrued interest are due on or before January 1, 2002, or five days after receipt by the Company of additional debt or equity financing in a sum of $500,000 or more. Interest expense incurred during the period ended March 31, 2001 was $1,102, which is included in accrued interest in the accompanying balance sheet at March 31, 2001.

Notes Payable to Stockholders

The Company borrowed funds from one stockholder totaling $206,000 under unsecured notes payable during the period ended March 31, 2001. These notes payable accrue interest at 6% per annum, and are due on demand. Interest expense incurred during the period ended March 31, 2001 was $5,017, which is included in accrued interest to stockholders in the accompanying balance sheet at March 31, 2001.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock to be issued. These shares may be issued in one or more series as determined by the board of directors. At the time of determination, the rate of dividends (whether cumulative or non-cumulative), redemption features and liquidation preferences will be established. At March 31, 2001, no preferred stock determinations have been made by the board of directors.

Common Stock

On April 6, 2000 (date of inception), KFI had issued an aggregate of 33,618,500 shares of common stock at $0.0001 par value per share for $3,362. During the merger on September 18, 2000, the Company converted these shares into 33,918,400 shares of $0.001 par value common stock of the Company (see
Note 1). In addition, 2,000,000 shares of common stock were issued to two unrelated investment companies as a fee for providing services in the merger, of which 1,000,000 shares were escrowed and were to be earned upon delivery of $3,000,000 in equity financing cumulatively within 180 days of merger to the Company. On March 17, 2001, these 1,000,000 escrowed shares were canceled due to the equity financing requirements not being accomplished by the investment companies. These shares were reflected in the accompanying financial statements as if they were never issued, as they were granted and cancelled within the same fiscal year end and were never earned.

On January 9, 2001, the Company issued 10,000 shares of common stock to a third party for consulting services valued at $10,000.

NOTE 6 - RELATED PARTIES

Office Rent Expense

As of March 31, 2001, the Company had a liability of $10,000 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through March 31, 2001. This amount is non-interest bearing. The total office rent expense was $12,000 for the period ended March 31, 2001.

Consulting Services

As of March 31, 2001, the Company had incurred $36,500 consulting services that were rendered by two officers who are also principal stockholders of the Company. Such consulting service charges were paid in full during the year ended March 31, 2001.

                            NOTE 7 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2001 are as follows:

     Deferred tax asset:
       Net operating loss carryforward                $ 346,000
     Total gross deferred tax asset                     346,000

     Less valuation allowance                          (346,000)

       Net deferred tax asset                         $       -


No current provision for income taxes for the period ended March 31, 2001 is required, except for minimum state taxes of $800 (which is recorded in operating expenses in the accompanying financial statements), since the Company incurred losses during the period.

As of March 31, 2001, the Company had net operating loss carryforwards of approximately $865,000 for both federal and state income tax reporting purposes, which expire in 2021 and 2006, respectively.

Management cannot determine if it is more likely than not that the deferred tax asset will be utilized and as such has recorded a valuation allowance equal to the entire asset. For the period ended March 31, 2001, the increase in the valuation allowance totaled $346,000.

NOTE 8 - COMMITMENT

Royalty Agreement

The Company has entered into an agreement with regard to royalty fees between the Company and one of its officers. In this agreement rights relative to certain software designs have been assigned to the Company. The officer will receive royalties ranging from 2% to 5% on net sales of such software designs sold to others or deployed by the Company in a project for third parties. As of and for the period ended March 31, 2001, the Company has not recorded any royalties due to the officer under this agreement.

Employment Agreements

The Company has four-year employment agreements with three of its employees, who are also executives and principal stockholders of the Company. The agreements, which will expire on March 31, 2004, provide each employee with a base salary of approximately $10,000 per month. Under the agreements, the Company has bonus plans whereby these executives can earn bonuses based on net income and other factors. In addition, the Company has stock repurchase rights to repurchase shares back from two of the three executives if either of these executives' employment is terminated.

NOTE 9 - CONTINGENCY

The Company has a potential claim threatened against them by a consultant over consideration with regard to a finder's fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of March 31, 2001 and therefore has not accrued any liability in the accompanying financial statements.