Form 10QSB
period 2001-06-30
KNOWLEDGE FOUNDATIONS INC/DE
filed 2001-08-20
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

         Quarterly Report Under Section 13 0r 15 (d) of
                 Securities Exchange Act of 1934

                 For Period ended June 30, 2001
                 Commission File Number 0-28287

                   KNOWLEDGE FOUNDATIONS, INC.
                    (formerly CALIPSO, INC.)
----------------------------------------------------------------

           Delaware                                   88-0418749
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

As of August 10, 2001 the registrant had 39,108,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS
      KNOWLEDGE FOUNDATIONS, INC. (formerly Calipso, Inc.)
                  (a Development Stage Company)
                    CONDENSED BALANCE SHEETS

                                  June 30, 2001    March 31, 2001
                                   Unaudited         Audited

                               ASSETS
 CURRENT ASSETS
     CASH                                     $7,114      $1,408
     OTHER RECEIVABLES                            60          60
TOTAL CURRENT ASSETS                           7,174       1,468


      PROPERTY AND EQUIPMENT, NET             11,721      12,677

TOTAL ASSETS                                 $18,895     $14,145

            LIABILITIES AND
STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                       $166,125    $176,797
     ACCRUED LIABILITIES                     147,669      98,170
     NOTES PAYABLE                           281,000     281,000
     SUBORDINATED NOTES PAYABLE              300,000     300,000
      DUE TO RELATED PARTIES                  33,000      10,000

TOTAL CURRENT LIABILITIES                    927,794     865,967



STOCKHOLDERS' (DEFICIT)
      PREFERRED STOCK - $0.001 par
value                                              0           0
      20,000,000 shares authorized, 0
shares issued and outstanding
     COMMON STOCK - $.001 par value
      50,000,000 shares authorized,           39,108      39,108
39,108,000 issued and outstanding

     ADDITIONAL PAID IN CAPITAL             (25,746)    (25,746)

     DEFICIT ACCUMULATED DURING THE        (922,263)   (865,184)
DEVELOPMENT STAGE .

TOTAL STOCKHOLDERS' (DEFICIT)              (908,899)   (851,822)

TOTAL LIABILITIES &                          $18,895     $14,145
STOCKHOLDERS'(DEFICIT)




    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS (continued)

                   KNOWLEDGE FOUNDATIONS, INC.
               CONDENSED STATEMENTS OF OPERATIONS
                  (a Development Stage Company)
        For the Three Months Ended June 30, 2001 and 2000

                            UNAUDITED
                            Three Months Ended         Cumulative from
                       June 30,2001   June 30,2000  inception thru 6/30/01
REVENUE                 $          0   $	   0      $      0

TOTAL COST OF GOODS SOLD           0         0            0
GROSS PROFIT                       0         0            0
OPERATING EXPENSES
      DEPRECIATION               956       154       .2,869
     GENERAL &                45,727   130,678      883,372
ADMINISTRATIVE  EXPENSES
TOTAL OPERATING EXPENSES      46,683   130,832      886,241
LOSS FROM OPERATIONS        (46,683) (130,832)      886,241

OTHER (INCOME) EXPENSE        10,395     4,113       36,021

NET LOSS                    $(57,078)(134,945)    (922,262)

BASIC AND DILUTED EARNINGS   $(0.01)  $(0.003)      $(0.02)
LOSS) PER SHARE (see Note 5)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                          39,108,000 40,098,000   39,000,000


    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS (continued)

                   KNOWLEDGE FOUNDATIONS, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
                  (a Development Stage Company)
        For the Three Months Ended June 30, 2001 and 2000

                           UNAUDITED

                         					Three Months Ended    Cumulative from
                         June 30,2001 June 30,2000  inception thru 6/30/01
CASH FLOWS FROM OPERATING
ACTIVITIES  NET LOSS      $    (57,078)$  (134,945)   $(922,262)


 ADJUSTMENTS TO RECONCILE NET
LOSS TO NET
 CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
      DEPRECIATION                956        154        3,354
       COMMON STOCK ISSUED          0          0       10,000
FOR SERVICES
      CHANGES IN ASSETS AND
LIABILITIES:
       INCREASE IN OTHER            0    (8,902)         (60)
CURRENT ASSETS
       INCREASE IN ACCOUNTS    (10,67     15,345       166,12
PAYABLE                            1)                       5
       INCREASE IN ACCRUED     49,499      7,265       147,66
LIABILITIES                                                 9
       INCREASE IN DUE TO                              33,000
RELATED PARTIES                23,000      3,000
NET CASH FLOWS PROVIDED BY
(USED IN) OPERATING             5,706    (118,083)     (562,174)
ACTIVITIES:
 CASH FLOWS FROM INVESTING
ACTIVITIES
PURCHASE OF PROPERTY &
EQUIPMENT AND  SOFTWARE             0    (2,776)      (15,075)

NET CASH FLOWS USED IN
INVESTING ACTIVITY                  0    (2,776)      (15,075)

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
     PROCEEDS FROM ISSUANCE
     OF NOTES                       0    300,000      581,000
     PROCEEDS FROM THE SALE
     OF COMMON STOCK                0      3,362        3,362
NET CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES                0    303,362      584,362


NET INCREASE IN CASH           $5,706    $182,503      $7,114


CASH AT BEGINNING OF PERIOD     1,408          55           0

CASH AT END OF PERIOD          $7,114    $182,558      $7,114





    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2001 and 2000, and the results of operations for the three months ended June 30, 2001 and 2000, and the changes in cash for the three months ended June 30, 2001 and 2000. The accompanying financial statements have been adjusted as of June 30, 2001 as required by
Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the remainder of the year.

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


3.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

Calipso,  Inc.  was incorporated in Delaware  on  May  31,  1994.
Calipso, prior to the merger on September 18, 2000, had not conducted any business activity. Knowledge Foundations, Inc. ("KF"), was incorporated on April 6, 2000 according to the laws of Delaware. KF has been in the development stage since its inception. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, developing its knowledge-based computing technology, marketing the Company, and administrative functions. The Company intends to produce a knowledge-based operating system, related tools and applications, and system integration services delivered to every potential application area. The Company's primary target markets primarily are knowledge owners, publishers, large commercial corporations, government agencies and end-users.

Risks and Uncertainties

While management believes that the Company can effectively compete because of its technical advances in the type of software created by Dr. Ballard, Chief Science Officer, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding. The Company's viability is substantially dependent upon the ability of current management to effectuate the infusion of capital either as equity or loans into the business. Commencing with the date of the merger between Calipso and Knowledge Foundations (the private company), management has been unable to obtain any substantial funding source. As the result of the lack of capital, various personnel of the Company have been terminated, causing a slowdown of
Company operations. However certain programming events have continued. A continued lack of capital may cause the Company to cease operations. Should the Company be unable to implement its current plan of operations, which requires an infusion of capital, and then in that event management would investigate all options available to retain value for the shareholders. Among, but not limited to, the options that would be considered are:

  Acquisition of another product or technology, which would create an interest in a capital infusion;

  A merger or acquisition of another business entity that has revenue and/or long term growth potential; or

  Cease  business  operations  until  such  time  as  funds   are
  available.

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. In January 2001 most of the programming staff was laid off due to the lack of investment capital.

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

4.   BASIS OF ACCOUNTING

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

6.   NOTES PAYABLE

Convertible Subordinated Note Payable

The Company borrowed $300,000 from an unrelated third party in the form of a convertible subordinated note (the "Note") on April 19, 2000. The Note is subordinated to future borrowings from financial institutions. The Note is unsecured and bears interest at 8% per annum which is payable semi-annually beginning six months after the date of this Note, with the principal together with all accrued but unpaid interest due on April 18, 2003. If an equity financing event occurs where the Company issues common stocks or preferred stocks to one or more unrelated third parties in exchange for at least an aggregate of $3,000,000 or if the Company merges into a publicly traded company and the stockholders of the Company own eighty percent (80%) of the Company on a fully diluted basis after the merger, the holder of this note has the right to convert all or any portion of the outstanding principal amount of this Note into a stated number of shares computed by dividing such principal amount by the conversion price per share offered in the equity financing. In the event the equity financing involves an merger transaction, the conversion price shall be $1.00 per share. Since the Company completed a merger transaction (see Note 1), the note is currently convertible at $1.00 per share. The outstanding balance on this note payable totaled $300,000 at June 30, 2001.

Due to the accrued interest not being paid as of March 31, 2001, the total accrued interest of $28,818 and the Note principal of $300,000 is considered to be in default of the Note terms as of June 30, 2001 and thus, has been classified as a current liability on the balance sheet.

Notes Payable

The Company has borrowings from third parties totaling $75,000 under unsecured notes payable. These notes payable accrue interest at 6% per annum, and principal and accrued interest are due on or before January 1, 2002, or five days after receipt by the Company of additional debt or equity financing in a sum of $500,000 or more.

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

The Company has a potential claim threatened against them by a consultant over consideration with regard to a finder's fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of June 30, 2001 and therefore has not accrued any liability in the accompanying financial statements.

9.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payable to Shareholders

The Company borrowed $206,000 from a shareholder, which obligation is a demand note with a principal balance as of June
30, 2001 of $206,000 plus $8,141 of accrued interest at 6% per annum, payable upon demand. Additionally shareholders advanced
$20,000 to the Company during the quarter.

Office Rent Expense

As of June 30, 2001, the Company had a liability of $13,000 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through June 30, 2001. This amount is non-interest bearing. The total office rent expense was $3,000 for the period ended June 30, 2001.

Item 2.  Management's Plan of Operations

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

          the amount and timing of our operating expenses and capital expenditures;

          changes in the volume of our product sales and pricing concessions;

          the timing, rescheduling or cancellation of customer orders;

          the varying length of our sales cycles;

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

          changes in the mix of products we sell; and

          changes in the average selling prices of our products.

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

          rapid changes in technology;
          rapid changes in user and customer requirements;
          frequent new service or product introductions embodying new technologies; and the emergence of new industry standards and practices.

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

     maintain existing personal/ consultants;

     fund more rapid expansion;

     fund additional marketing expenditures;

     develop new products or enhance existing products;

     enhance our operating infrastructure;

     hire additional personnel;

     respond to competitive pressures; or

     acquire complementary businesses or technologies.

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


Pursuant to an Acquisition Agreement and Plan of Merger dated as of August 7, 2000 between Calipso, Inc., a Delaware corporation, and Knowledge Foundations, Inc. ("KF"), a Delaware corporation, all the outstanding shares of common stock of KF were exchanged for 33,918,400 shares of 144 restricted common stock of Calipso in a transaction in which Calipso was the surviving corporation. Prior to the Merger, on May 4, 2000 there were 9,039,600 common shares issued and outstanding. As a result of the Merger, on September 18, 2000, 4,860,000 shares were cancelled leaving 4,179,600 issued and outstanding. On September 18, 2000 35,918,400 shares were issued pursuant to the terms and conditions of the Merger; providing for 40,098,000 issued and outstanding post Merger. Of the 35,918,400 shares issued in the Merger, 2 million shares were issued collectively to Wright & Bleers and Oceanway Investments, 1 million of which shares are subject to a lock up agreement in addition to other conditions. During March 2001 the certain provisions of the lock up agreement lapsed and 1 million common shares were cancelled as a result. The number of shares issued to KF stockholders in the merger represented 84.58% of the shares outstanding of 40,098,000 post merger common shares.

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

During 2000, the Company issued promissory notes totaling $275,000 to sustain operations. Funding for the Company has been accomplished the form of a $300,000 convertible debenture prior to the merger and by additional advances since the merger. Management is seeking up to $3 million in equity financing necessary to advance its business plan briefly described below and in further detail in its post-merger Form 8K filing filed with the Securities and Exchange Commission in October 2000. There can be no assurance that the Company will be successful in completing any or all of the proposed financing, nor can there be any assurance that the Company will continue to find investors for its promissory notes.

Since its inception in April 2000, KF has been in a development mode, has been seeking the completion of the merger with Calipso, has begun the process of commercializing the software and knowledge base engineering process under license, and hired senior software engineers, who were scheduled to produce new releases of the software scheduled for the last half of 2001, and begun initial sales and marketing programs. The programmers were laid off in January 2001 as planned capital investment did not materialize at that time. KF has incurred $46,683 in operating expenses during the quarter ended June 30, 2001 and $886,241 during the period from inception (April 6, 2000) through June 30, 2001.

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

PART II   OTHER INFORMATION

ITEM 1  Legal Proceedings.

The Company currently has a claim against them by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of June 30, 2001 and therefore has not accrued any liability in the accompanying financial statements.


ITEM 2   Changes in Securities.

None.

ITEM 3   Defaults Upon Senior Securities.

Due to the accrued interest not being paid as of March 31, 2001, the total accrued interest of $28,818 and the Note principal of $300,000 is considered to be in default of the Note terms as of June 30, 2001.

ITEM 4   Submission of Matters to a Vote of Securities Holders.

None.

ITEM 5:  Other Information.
None


ITEM 6: Exhibits and Reports on 8-K:

Exhibits.

None.
Reports on Form 8-K.

None.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2001
Dated                                By:/s/
                                     Michael W. Dochterman
                      President and Chief Executive Officer