Form 10QSB
period 2001-09-30
KNOWLEDGE FOUNDATIONS INC/DE
filed 2001-11-16
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

               Quarterly Report Under Section 13 0r 15 (d) of
                       Securities Exchange Act of 1934

                     For Period ended September 30, 2001
                       Commission File Number 0-28287

                         KNOWLEDGE FOUNDATIONS, INC.
                          (formerly CALIPSO, INC.)
----------------------------------------------------------------------------

           Delaware                                      88-0418749
---------------------------                            -------------
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

As of November 15, 2001 the registrant had 39,108,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS
            KNOWLEDGE FOUNDATIONS, INC. (formerly Calipso, Inc.)
                        (a Development Stage Company)

                          CONDENSED BALANCE SHEETS

                                                      Sept 30,    March 31,
                                                        2001        2001
                                                     Unaudited     Audited
                               ASSETS
 CURRENT ASSETS
     CASH                                                   $918      $1,408
     OTHER RECEIVABLES                                        60          60
                                                    ------------------------
TOTAL CURRENT ASSETS                                         978       1,468


      PROPERTY AND EQUIPMENT, NET                         10,765      12,677
                                                    ------------------------
TOTAL ASSETS                                             $11,743     $14,145
                                                    ========================

           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                   $168,625    $176,797
     ACCRUED LIABILITIES                                 197,247      98,170
     NOTES PAYABLE                                       281,000     281,000
     SUBORDINATED NOTES PAYABLE                          300,000     300,000
      DUE TO RELATED PARTIES                              36,000      10,000
                                                    ------------------------
TOTAL CURRENT LIABILITIES                                982,872     865,967
                                                    ------------------------


STOCKHOLDERS' (DEFICIT)
      PREFERRED STOCK - $0.001 par value
      20,000,000 shares authorized, 0 shares
issued and outstanding                                         0           0
     COMMON STOCK - $.001 par value
      50,000,000 shares authorized, 39,108,000
issued and outstanding                                    39,108      39,108

     ADDITIONAL PAID IN CAPITAL                         (25,746)    (25,746)

     DEFICIT ACCUMULATED DURING THE DEVELOPMENT         984,492)   (865,184)
STAGE .                                             ------------------------

TOTAL STOCKHOLDERS' (DEFICIT)                          (971,130)   (851,822)
                                                    ------------------------
TOTAL LIABILITIES & STOCKHOLDERS'(DEFICIT)               $11,743     $14,145
                                                    ========================

          SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS (continued)

                         KNOWLEDGE FOUNDATIONS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                        (a Development Stage Company)
    For the Three Months and Six Months Ended September 30, 2001 and 2000

                                  UNAUDITED

                              Three Months Ended        Six Months Ended
                             Sept 30,    Sept 30,     Sept 30,    Sept 30,
                               2001        2000         2001        2000
REVENUE                        $      0    $      0    $       0     $     0
TOTAL REVENUE                         0           0            0           0
                              ----------------------------------------------
DIRECT COSTS                          0           0            0           0
                              ----------------------------------------------
TOTAL COST OF GOODS SOLD              0           0            0           0
GROSS PROFIT                          0           0            0           0
OPERATING EXPENSES
      DEPRECIATION                  956         331        1,913         486
     GENERAL &
ADMINISTRATIVE  EXP              50,799     261,354       96,525     392,032
                              ----------------------------------------------
TOTAL OPERATING EXPENSES         51,755     261,685       98,438     392,518
                              ----------------------------------------------
LOSS FROM OPERATIONS           (51,755)   (261,685)     (98,439)   (392,518)
OTHER INCOME & EXPENSE           10,475       3,566       20,870       7,679
TOTAL OTHER (INCOME) &        ----------------------------------------------
EXPENSE                          10,475       3,566       20,870       7,679
LOSS BEFORE TAXES              (62,230)   (265,251)    (119,308)   (400,197)
                              ----------------------------------------------
NET LOSS                      $(62,230)  $(265,251)   $(119,308)  $(400,197)
                              ==============================================
BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE (see Note
5)                              ($0.01)     ($0.02)      ($0.01)     ($0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                             39,108,000  13,428,343   39,108,000  10,863,596

          SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS (continued)

                         KNOWLEDGE FOUNDATIONS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                        (a Development Stage Company)
            For the Six Months Ended September 30, 2001 and 2000
                                  UNAUDITED
                                      .
                                           Six Months Ended      Cumulative
                                                                    from
                                                                  inception
                                                                    thru
                                                                   9/30/01
                                           Sept        Sept
                                          30,2001     30,2000
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                            $(119,308)  $(400,197)   $(984,492)
 ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
 DEPRECIATION                                 1,913         485        4,310
 COMMON STOCK ISSUED FOR SERVICES                 0           0       10,000
 CHANGES IN ASSETS AND LIABILITIES:
 INCREASE IN OTHER CURRENT ASSETS                 0     (1,060)         (60)
 INCREASE IN ACCOUNTS PAYABLE               (8,172)     108,865      168,625
 INCREASE IN ACCRUED LIABILITIES             99,077      22,326      197,248
 INCREASE IN DUE TO RELATED PARTIES          26,000       5,000       36,000
                                         -----------------------------------
NET CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                         (490)   (264,581)    (568,369)

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY & EQUIPMENT AND
SOFTWARE                                          0     (6,375)     (15,075)
                                         -----------------------------------
NET CASH FLOWS USED IN INVESTING                  0     (6,375)     (15,075)
ACTIVITY                                 -----------------------------------
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
 PROCEEDS FROM ISSUANCE OF NOTES                  0     300,000      581,000
 PROCEEDS FROM THE SALE OF COMMON
STOCK                                             0       3,362        3,362
                                          ----------------------------------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                        0     303,362      584,362
                                          ----------------------------------
NET INCREASE IN CASH                         ($490)     $32,406         $918
CASH AT BEGINNING OF PERIOD                   1,408           0            0
                                          ----------------------------------
CASH AT END OF PERIOD                          $918     $32,406         $918
                                          ==================================

          SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 2001 and 2000, and the results of operations for the three months and six months ended September 30, 2001 and 2000, and the changes in cash for the six months ended September 30, 2001 and 2000. The accompanying financial statements have been adjusted as of September 30, 2001 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the six months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the remainder of the year.

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

The Company has been in the development stage since its inception. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, developing its knowledge-based computing technology, marketing, and administrative functions. The Company intends to produce a knowledge-based operating system, related tools and applications, and system integration services. The Company's primary target markets primarily are knowledge owners, publishers, large commercial corporations, government agencies and end-users.


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

6.   NOTES PAYABLE

Convertible Subordinated Note Payable

The Company borrowed $300,000 from an unrelated third party in the form of a convertible subordinated note (the "Note") on April 19, 2000. The Note is subordinated to future borrowings from financial institutions. The Note is unsecured and bears interest at 8% per annum which is payable semi-annually beginning six months after the date of this Note, with the principal together with all accrued but unpaid interest due on April 18, 2003. If an equity financing event occurs where the Company issues common stocks or preferred stocks to one or more unrelated third parties in exchange for at least an aggregate of $3,000,000 or if the Company merges into a publicly traded company and the stockholders of the Company own eighty percent (80%) of the Company on a fully diluted basis after the merger, the holder of this note has the right to convert all or any portion of the outstanding principal amount of this Note into a stated number of shares computed by dividing such principal amount by the conversion price per share offered in the equity financing. In the event the equity financing involves an merger transaction, the conversion price shall be $1.00 per share. Since the Company completed a merger transaction (see Note 1), the note is currently convertible at $1.00 per share. The outstanding balance on this note payable totaled $300,000 at September 30, 2001.

Due to the accrued interest not being paid as of September 30, 2001 the total accrued interest of $41,018 and the Note principal of $300,000 is considered to be in default of the Note terms as of September 30, 2001 and thus, has been classified as a current liability on the balance sheet.

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

The Company has a potential claim threatened against them by a consultant over consideration with regard to a finder's fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of September 30, 2001 and therefore has not accrued any liability in the accompanying financial statements.

9.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payable to Shareholders

The Company borrowed $206,000 from a shareholder, which obligation is a demand note with a principal balance as of September 30, 2001 of $206,000 plus $11,213 of accrued interest at 6% per annum, payable upon demand. Additionally shareholders advanced $6,000 to the Company during the quarter.

Office Rent Expense

As of September 30, 2001, the Company had a liability of $16,000 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through September 30, 2001. This amount is non-interest bearing. The total office rent expense was $3,000 for the period ended September 30, 2001.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141

     In July 2001, FASB issued SFAS No. 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

SFAS 142

     In  July  2001,  the  FASB  issued SFAS No.  142,  "Goodwill  and  Other
Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30,
2001 will be subject immediately to the provisions of SFAS No. 142. The Company does not expect SFAS No. 142 to have a material effect on its financial statements.


SFAS 143

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.

SFAS 144

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 address financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact of its financial statements.

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

Since its inception in April 2000, KF has been in a development mode, has been seeking the completion of the merger with Calipso, has begun the process of commercializing the software and knowledge base engineering process under license, and hired senior software engineers, who were scheduled to produce new releases of the software scheduled for the last half of 2001, and begun initial sales and marketing programs. The programmers were laid off in January 2001 as planned capital investment did not materialize at that time. KF has incurred $51,755 in operating expenses during the quarter ended September 30, 2001 and $937,996 during the period from inception (April 6, 2000) through September 30, 2001.

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

PART II   OTHER INFORMATION

ITEM 1  Legal Proceedings.

The Company currently has a claim against them by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of September 30, 2001 and therefore has not accrued any liability in the accompanying financial statements.

ITEM 2   Changes in Securities.

None.

ITEM 3   Defaults Upon Senior Securities.

Due to the accrued interest not being paid as of March 31, 2001, the total accrued interest of $41,018 and the Note principal of $300,000 is considered to be in default of the Note terms as of September 30, 2001.

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

Dated: November 16, 2001           By:/s/ Michael Dochterman
                                     Michael W. Dochterman
                                      President and Chief Executive Officer