Form 10QSB
period 2001-12-31
KNOWLEDGE FOUNDATIONS INC/DE
filed 2002-02-19
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

               Quarterly Report Under Section 13 0r 15 (d) of
                       Securities Exchange Act of 1934

                     For Period ended December 31, 2001
                       Commission File Number 0-28287

                         KNOWLEDGE FOUNDATIONS, INC.
                          (formerly CALIPSO, INC.)
----------------------------------------------------------------------------

Delaware                                                           88-0418749
---------------------------           ---------------------------------------
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

As of February 1, 2002, the registrant had 39,133,718 shares of common stock, $.001 par value, issued and outstanding.

PART 1         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS
            KNOWLEDGE FOUNDATIONS, INC. (formerly Calipso, Inc.)
                        (a Development Stage Company)
                                BALANCE SHEET
                                  UNAUDITED


                                   Dec 31, 2001             March 31, 2001
                                     Unaudited                   Audited

     ASSETS

CURRENT ASSETS
     CASH                          $          727           $         1,408
     OTHER RECEIVABLES                         60                        60
                                   --------------           ---------------
     TOTAL CURRENT ASSETS                     787                     1,468

PROPERTY AND EQUIPMENT, NET                 9,808                    12,677
                                   --------------           ---------------
     TOTAL ASSETS                  $       10,595           $        14,145
                                   ==============           ===============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
     ACCOUNTS PAYABLE              $      82,169            $      176,797
     ACCRUED LIABILITIES                 246,826                    98,170
     NOTES PAYABLE                       281,000                   281,000
     SUBORDINATED NOTES PAYABLE          300,000                   300,000
     DUE TO RELATED PARTIES               52,017                    10,000
                                   -------------            --------------
    TOTAL CURRENT LIABILITIES            962,012                   865,967
                                   -------------            --------------
STOCKHOLDERS' (DEFICIT)
     PREFERRED STOCK - $0.001 par
     Value 20,000,000 shares
     authorized, 0 shares
     outstanding                               0                         0

     COMMON STOCK - $0.001 par
     Value 50,000,000 shares
     authorized, 39,133,718
     and 39,108,000 issued
     and outstanding on 12/31/01
     and 3/31/01                          39,111                   39,108

     ADDITIONAL PAID IN CAPITAL          (16,491)                 (25,746)

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE              (974,038)                (865,184)
                                   -------------            -------------
TOTAL STOCKHOLDERS' (DEFICIT)      $    (951,418)           $    (851,822)
                                   -------------            -------------
TOTAL LIABILITIES & STOCKHOLDERS'
          (DEFICIT)                $      10,595            $      14,145
                                   =============            =============

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS (continued)

                         KNOWLEDGE FOUNDATIONS, INC.
                          STATEMENTS OF OPERATIONS
                        (a Development Stage Company)
        For the Three Months and Nine Months Ended December 31, 2001

                                  UNAUDITED

                            Three Months Ended           Nine Months Ended
                              Dec 31,      Dec 31,      Dec 31,     Dec 31,
                               2001         2000        2001         2000
REVENUE                       $       0   $       0   $        0   $       0
                              ---------   ---------   ----------   ---------
TOTAL REVENUE                         0           0            0           0
DIRECT COSTS                          0           0            0           0
                              ---------   ---------   ----------   ---------
TOTAL COST OF GOODS SOLD              0           0            0           0
                              ---------   ---------   ----------   ---------
GROSS PROFIT                          0           0            0           0
OPERATING EXPENSES
      DEPRECIATION                  956         956        2,869       1,442
      SALES & MARKETING
EXPENSE                               0      19,408            0      19,408
     GENERAL &                   42,295     296,493      138,821     688,525
                              ---------   ---------   ----------   ---------
ADMINISTRATIVE  EXP
TOTAL OPERATING EXPENSES         43,251     316,857      141,690     709,375
                              ---------   ---------   ----------   ---------
LOSS FROM OPERATIONS           (43,251)   (316,857)    (141,690)   (709,375)
OTHER (INCOME) & EXPENSE
INTEREST                         10,475       7,804       31,346      15,483
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEMS            (53,726)   (324,661)    (173,036)   (724,858)
                              ---------   ---------   ----------   ---------
EXTRAORDINARY ITEM-
GAIN ON EXTINGUISHMENT OF
DEBT (NET OF
INCOME TAXES)                  (64,180)           0       64,180           0
                             ----------   ---------   ----------   ---------
LOSS BEFORE TAXES                10,454   (324,661)    (108,856)   (724,858)
                             ----------   ---------   ----------   ---------
NET INCOME (LOSS)               $10,454  $(324,661)    (108,856)  $(724,858)
                             ==========  ==========   ==========  ==========
BASIC AND DILUTED EARNINGS
(LOSS) BEFORE
EXTRAORDINARY ITEMS PER
SHARE (see Note 5)              ($0.01)     ($0.01)      ($0.02)     ($0.04)
                             ==========  ==========   ==========   =========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
                             39,108,000  40,098,000   39,108,000  20,676,838
                             ==========  ==========   ==========  ==========


               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS (continued)

                         KNOWLEDGE FOUNDATIONS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                        (a Development Stage Company)
            For the Nine Months Ended December 31, 2001 and 2000
                                  UNAUDITED
                                      .
                                        Nine Months Ended     Cumulative from
                                        Dec 31,       Dec 31,    inception to
                                            2001        2000      12/31/01
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                            $(108,855)  $(724,858)   $(974,038)
 ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION                            2,869       1,442        5,267
       GAIN ON EXTINGUISHMENT OF DEBT        64,180           0       64,180
       COMMON STOCK ISSUED FOR
SERVICES                                          0           0       10,000
       CHANGES IN ASSETS AND
LIABILITIES:
       INCREASE IN OTHER CURRENT
ASSETS                                            0     (1,060)         (60)
                                         ----------   ---------    ---------
       INCREASE IN ACCOUNTS PAYABLE       (158,808)     185,134       17,989
       INCREASE IN ACCRUED LIABILITIES      148,656      41,100      246,816
       INCREASE IN DUE TO RELATED
PARTIES                                      42,017       4,000       52,017
                                         ----------   ---------    ---------
NET CASH FLOWS USED IN OPERATING
ACTIVITIES:                                 (9,941)   (494,242)    (577,829)
                                         ----------   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY & EQUIPMENT AND
SOFTWARE                                          0    (15,075)     (15,075)
                                         ----------   ---------    ---------
NET CASH FLOWS USED IN INVESTING
ACTIVITY                                          0    (15,075)     (15,075)
                                         ----------   ---------    ---------
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
     PROCEEDS FROM ISSUANCE OF NOTES              0     575,000      581,000
     PROCEEDS FROM THE SALE OF COMMON
STOCK                                         9,260       3,362       12,631
                                         ----------   ---------    ---------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                    9,260     578,362      593,631
                                         ----------   ---------    ---------
NET (DECREASE) IN CASH                        (681)      69,045          727
CASH AT BEGINNING OF PERIOD                   1,408           0            0
                                         ----------   ---------    ---------
CASH AT END OF PERIOD                          $727     $32,406         $727
                                         ==========   =========    =========

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        NOTES TO FINANCIAL STATEMENTS

1.   MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2001 and March 31, 2001, and the statements of operations for the nine months ended December 31, 2001 and 2000, and the statements of cash flows for the nine months ended December 31, 2001 and 2000. The accompanying financial statements have been adjusted as of December 31, 2001 as required by Item 310 (b) of Regulation S-B to include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the nine months ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the remainder of the year.

2.   BASIS OF PRESENTATION

On September 18, 2000 Knowledge Foundations, Inc., ("KF") a private Delaware corporation, was merged into Calipso, Inc., a public Delaware corporation. The transaction was accomplished through an exchange of common shares, which resulted in the shareholders of KF obtaining approximately eighty (80) percent of the outstanding common shares of Calipso. On the merger date the name of the company was changed from Calipso, Inc. to KF and the stock symbol was changed to "KNFD". The merger was accounted for as a purchase. The financial statements reflect the change in control and, exclusive of the pre-merger activity of Calipso (which were insignificant), the Statement of Operations and Statements of Cash Flow depict the activity of KF for the quarter ended December 31, 2001 and 2000 and for the nine months ended December 31, 2001 respectively.

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

3.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Risks and Uncertainties

While management believes that the Company can effectively compete because of its technical advances in the type of software created by Dr. Ballard, Chief Science Officer, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding. The Company's viability is substantially dependent upon the ability of current management to effectuate the infusion of capital either as equity or loans into the business. Commencing with the date of the merger between Calipso and Knowledge Foundations (the private company), management has been unable to obtain any substantial funding source. As the result of the lack of capital, various personnel of the Company have been terminated, causing a slowdown of Company operations. However certain programming events have continued. A continued lack of capital may cause the Company to cease operations. Should the Company be unable to implement its current plan of operations, which requires an infusion of capital, management would investigate all options available to retain value for the shareholders. Among, but not limited to, the options that would be considered are:

  Acquisition of another product or technology, which would create an interest in a capital infusion;

  A merger or acquisition of another business entity that has revenue and/or long term growth potential; or

  Cease business operations until such time as funds are available.

The Company has entered into discussions with several entities and consultants for purposes of either capitalizing the Company or in some cases merging with the Company. As part of the discussions, in one instance the Company has executed a letter of understanding pertaining to a merger with the Company. As a result of the Company having signed the letter concurrent with this filing, the Company has not commenced due diligence on the transaction. Therefore, the Company is not in a position to assess the probability that the transaction will proceed, or if I were to proceed, that the transaction will actually close. (See exhibit 10 filed herewith)

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. In January 2001 most of the programming staff was laid off due to the lack of investment capital.

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

Use of Estimates

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements, which conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

4.   EARNINGS (LOSS) PER SHARE

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

5.   NOTES PAYABLE

Convertible Subordinated Note Payable

The Company borrowed $300,000 from an unrelated third party in the form of a convertible subordinated note (the "Note") on April 19, 2000. The Note is subordinated to future borrowings from financial institutions. The Note is unsecured and bears interest at 8% per annum which is payable semi-annually beginning six months after the date of this Note, with the principal together with all accrued but unpaid interest due on April 18, 2003. If an equity financing event occurs where the Company issues common stocks or preferred stocks to one or more unrelated third parties in exchange for at least an aggregate of $3,000,000 or if the Company merges into a publicly traded company and the stockholders of the Company own eighty percent (80%) of the Company on a fully diluted basis after the merger, the holder of this note has the right to convert all or any portion of the outstanding principal amount of this Note into a stated number of shares computed by dividing such principal amount by the conversion price per share offered in the equity financing. In the event the equity financing involves a merger transaction, the conversion price shall be $1.00 per share. Since the Company completed a merger transaction (see Note 1), the note is currently convertible at $1.00 per share. The outstanding balance on this note payable totaled $300,000 at December 31, 2001.

Due to the accrued interest not being paid as of December 31, 2001 the total accrued interest of $47,151 and the Note principal of $300,000 is considered to be in default of the Note terms as of December 31, 2001 and thus, has been classified as a current liability on the balance sheet.

Notes Payable

The Company has borrowings from third parties totaling $75,000 under unsecured notes payable. These notes payable accrue interest at 6% per annum, and principal and accrued interest were due on or before January 1, 2002, or five days after receipt by the Company of additional debt or equity financing in a sum of $500,000 or more. The note remains unpaid and is in default on the date provision; additional financing exceeding $500,000 has not occurred.

Notes Payable to Stockholders

The Company borrowed funds from one stockholder totaling $206,000 under unsecured notes payable during the period ended March 31, 2001. These notes payable accrue interest at 6% per annum, and are due on demand.

6.   COMMITMENT

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

7.   CONTINGENCY

The Company currently has a claim filed against them by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of December 31, 2001 and therefore has not accrued any liability in the accompanying financial statements.

8.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payable to Shareholders

The Company borrowed $206,000 from a shareholder, which obligation is a demand note with a principal balance as of December 31, 2001 of $206,000 plus $15,555 of accrued interest at 6% per annum, payable upon demand. Additionally shareholders advanced $19,017 to the Company.

Office Rent Expense

As of December 31, 2001, the Company had a liability of $19,000 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through December 31, 2001. This amount is non-interest bearing. The total office rent expense was $3,000 for the quarter ended December 31, 2001.

9.   RECENT ACCOUNTING PRONOUNCEMENTS

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

10.  GAIN ON EXTINGUISHMENT OF DEBT

The Company exchanged its common stock with a value of $9,256 for release of $25,717 in accounts payable. Additionally a shareholder advanced $10,517 to the Company to settle a creditor obligation of $58,238. The settlements resulted in a gain on extinguishments of debt amounting to $64,180.

RISK FACTORS AND CAUTIONARY STATEMENTS

Cautionary Statement Regarding Forward-Looking Statements

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

     There is little historical financial information that is useful in evaluating our business, prospects and future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. We expect our future operating results to fluctuate significantly from quarter to quarter. If our operating results fail to meet or exceed the expectations of analysts or investors, our stock price would likely decline substantially. Factors that are likely to cause our results to fluctuate include the following:

* the gain or loss of significant customers or significant changes in purchasing volume;
* the amount and timing of our operating expenses and capital expenditures;
*    changes in the volume of our product sales and pricing concessions;
*    the timing, rescheduling or cancellation of customer orders;
*    the varying length of our sales cycles;
* the availability and pricing of competing products and technologies and the resulting effect on sales and pricing of our products;
* our ability to specify, develop, complete, introduce and market new products and technologies and bring them to volume production in a timely manner;
* the rate of adoption and acceptance of new industry standards in our target markets;
* the effectiveness of our product cost reduction efforts and those of our suppliers;

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

     Our success depends heavily upon the continued contributions of Richard Ballard whose knowledge, leadership and technical expertise would be difficult to replace. If we were to lose his services, our ability to execute our business plan would be harmed.

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

Since its inception in April 2000, KF has been in a development mode, completed the merger with Calipso, has begun the process of commercializing the software and knowledge base engineering process under license, and hired senior software engineers, who were scheduled to produce new releases of the software scheduled for the last half of 2001, and begun initial sales and marketing programs. The programmers were laid off in January 2001 as planned capital investment did not materialize at that time. KF has incurred $43,251in operating expenses (accrued) during the quarter ended December 31, 2001 and $981,247 during the period from inception (April 6, 2000) through December 31, 2001.

Knowledge Foundations, Inc. is a developer and marketer of knowledge engineering software. KF possess an exclusive license for two generations of successfully deployed knowledge engineering software tools, developed by the Company's Chairman and Chief Science Officer, Dr Richard L. Ballard. Previous versions of the software have been used in a variety of government applications for the US Navy, US Air Force, US Army Strategic Defense
Command, NASA's Johnson Space Center and others. KF's software operates transparently within the MS-Windows environment and has the capacity to capture virtually any form of knowledge, and to code it for increased processing speed, storage capacity and intuitive access to knowledge.

KF acquired the rights to its technology through a License and Royalty Agreement entered into on April 6, 2000 by and between Richard L. Ballard and Janet J. Pettitt (Ballard), husband and wife, and KF. The License and Royalty Agreement provides KF with exclusive and transferable rights to Ballard's software. Future inventions and software developments will be the exclusive property of KF.

The Company intends to further develop the software for additional capabilities, to obtain appropriate intellectual property protection, to provide knowledge engineering services to clients and to market its software tools to software application developers under license agreements.

Knowledge Foundations' software products are best described as knowledge-based engineering and application development tools. Whereas current information processing applications are limited to informational data content with predictable outcomes, KF's software will use coded human knowledge to assist a user in solving and managing unpredictable problems by answering complex questions such as how, why, and most important - what if?

KF's technology will allow organizations to permanently store lessons learned, contracted work products, and intellectual capital as a "knowledge base". The Company's technology captures, codifies and integrates virtually any form of knowledge into easily accessed and marketable formats. The application of KF's software tools will provide a production process for building small to large knowledge bases and assist companies in managing a most important asset -- knowledge.

Software manufacturers will be able to license KF's software to enhance their own information based applications. Individual users and corporate enterprises alike will be able to permanently store their intellectual capital, work products, experience, and learning in a knowledge base. These knowledge bases will then be able to grow through the introduction of new knowledge and be passed on from generation to generation.

KF's goal is to patent and establish its unique technology as an "industry standard" for all knowledge based computing and plans to market its technology to the world through licensing agreements.

PART II   OTHER INFORMATION

ITEM 1  Legal Proceedings.

The Company currently has a claim against them by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of December 31, 2001 and therefore has not accrued any liability in the accompanying financial statements.

ITEM 2   Changes in Securities.

None.

ITEM 3   Defaults Upon Senior Securities.

Due to the accrued interest not being paid as of March 31, 2001, the total accrued interest of $47,151 and the Note principal of $300,000 is considered to be in default of the Note terms as of December 31, 2001.

The Company has borrowings from third parties totaling $75,000 under unsecured notes payable. These notes payable accrue interest at 6% per annum, and principal and accrued interest are due on or before January 1, 2002, or five days after receipt by the Company of additional debt or equity financing in a sum of $500,000 or more. The note remains unpaid and is in default on the date provision; additional financing exceeding $500,000 has not occurred.

ITEM 4   Submission of Matters to a Vote of Securities Holders.

None.

ITEM 5:  Other Information.

None

ITEM 6: Exhibits and Reports on 8-K:

     Exhibit 10- Letter of Intent

Reports on Form 8-K.

None.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2002           By:/s/ Michael W. Dochterman
                                     Michael W. Dochterman
                                      President and Chief Executive Officer