Form 10KSB
period 2002-03-31
KNOWLEDGE FOUNDATIONS INC/DE
filed 2002-06-28
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                    For the fiscal year ended: March 31, 2002

                        Commission File Number: 000-28287

                           KNOWLEDGE FOUNDATIONS, INC.
             (Exact name of registrant as specified in our charter)


     DELAWARE                                        88-0418749
     --------                                        ----------
(State  or  other  jurisdiction of                              (I.R.S. Employer
Identification  No.)
     incorporation  or  organization)

     7852  COLGATE  AVE.
WESTMINSTER,  CA                                   92683
----------------                                   -----
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

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes    X  No  ____
                                                     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2002, was 39,133,718 shares, held by approximately 75 stockholders.

                           KNOWLEDGE FOUNDATIONS, INC.
                               FOR THE YEAR ENDED
                                 MARCH 31, 2002

                                 INDEX TO REPORT
                                 ON FORM 10-KSB


PART  I                                                                Page
                                                                       ----

Item     1.     Business     2-5
Item     2.     Properties     5
Item     3.     Legal  Proceedings     5
Item     4.     Submission  of  Matters  to  a  Vote  of Security Holders     5

PART  II

Item     5.     Market  for  Registrant's  Common Equity and Related Stockholder
Matters     5
Item     6.     Management's  Discussion  and  Analysis  of Financial Condition
     and  Results  of  Operations     6
Item     7.     Financial  Statements  and  Supplementary  Data     11
Item     8.     Subsequent  Events     12
Item   9.     Changes  in  and  Disagreements With Accountants on Accounting and
     Financial  Disclosure     12

PART  III

Item     10.     Directors  and  Executive  Officers  of  the Registrant     12
Item     11.     Executive  Compensation     15
Item     12.     Security Ownership of Certain Beneficial Owners and Management
16
Item     13.     Certain  Relationships  and  Related  Transactions     17

PART  IV

Item     14.     Exhibits,  Financial  Statement  Schedules  and Reports on Form
8-K     17

Signatures          19

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

     In this form 10-KSB references to "Knowledge", "The Company", "we", "us", and "our" refer to Knowledge Foundations, Inc.

PART  I

ITEM  1.     BUSINESS
--------     --------

Overview
--------

     Knowledge Foundations, Inc. (formerly a private Delaware corporation) was incorporated in Delaware on April 6, 2000 and on August 7, 2000 merged into Calipso, Inc. On September 18, 2000, the Company changed its name from Calipso, Inc. to Knowledge Foundations, Inc. Concurrently, the Company changed its trading symbol on the OTCBB from CPSJ to KNFD.

     Knowledge Foundations, Inc. ("KFI" or the "Company") is a developer and promoter of knowledge engineering software. KFI has an exclusive license to market and distribute two generations of knowledge engineering software tools developed by the Company's Chairman and Chief Science Officer, Dr Richard L. Ballard. Previous versions of the software have been used in a variety of government applications for the US Navy, US Air Force, US Army Strategic Defense Command, NASA's Johnson Space Center and others. Knowledge Foundations' software operates transparently within the MS-Windows environment and has the capacity to capture and code knowledge for increased processing speed, storage capacity and intuitive access.

     KFI acquired the rights to its technology through a License and Royalty Agreement entered into on April 6, 2000 by and between Richard L. Ballard and Janet J. Pettitt (Ballard), husband and wife, and KFI. The License and Royalty Agreement provides KFI with exclusive and transferable rights to Dr. Ballard's software. Future inventions and software developments using this software technology developed by Dr. Ballard will be the exclusive property of KFI.

     The Company's original business plan was to further develop the software for additional capabilities, to obtain appropriate intellectual property protection, to provide knowledge engineering services to clients and to market its software tools to software application developers under license agreements. The Company's ability to develop the software and provide service to clients was dependent upon the Company successfully obtaining sufficient capital, which the Company has not been able to do. The Company was unsuccessful in raising capital for its development and marketing activities during the fiscal year ended March 31, 2002. However, Dr. Ballard has continued to develop certain segments of the Mark III version of the Company's software in spite of the lack of capital to pay him.

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

     The computer can only process "information" - such as contextual data, facts and figures, words, numbers, objects and pictures. This is true because all computers use a machine coding language founded on design principles that only process "information content." Computers cannot learn and must depend on the brainwork or knowledge of their user to produce meaningful to maximum results.

KFI's proprietary machine coding language should be capable of capturing and storing permanently the brainwork that could only previously be performed separately by a computer user - using his or her personal knowledge. This coding language should be able to capture virtually every kind of knowledge from original sources while functioning symbiotically with traditional information-based computing systems.

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

     Software developers would be able to license KFI's software to enhance their own information-based applications. Individual users and corporate enterprises alike would be able to permanently store their intellectual capital, work products, experience, and learning in a knowledge base. These knowledge bases would then be able to grow through the introduction of new knowledge and be passed on from generation to generation.

     Management plans, if capital were available, to patent and establish its technology as an "industry standard" for all knowledge-based computing and plans to market its technology through licensing agreements.

Employees
---------

     As of March 31, 2002, we had three part time employees. The employees are located at our headquarters in California.

     We are dependent upon the services of Dr. Richard L. Ballard, Chairman of the Company and Chief Technical Officer. Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Dr. Ballard or our inability to attract and retain other qualified employees could have a material adverse effect on us.

Risks
-----

     While management believes that the Company can effectively compete because of its technical advances in the type of software created by Dr. Ballard, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding. The Company's viability is substantially dependent upon the ability of current management to locate sources of capital either as equity or loans into the business. Commencing with the date of the merger between Calipso and Knowledge Foundations (the private company), management has been unable to obtain any substantial funding source. As the result of the lack of capital, various personnel of the Company have been terminated, causing a slowdown of Company operations. We now believe that with the current market downturn and resulting inability to raise capital that to retain value for shareholders it is in our best interest to consummate a merger with another business entity with the potential for revenue and long term growth potential (see Subsequent Events Section).

Additional  Information
-----------------------

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
                                      ------------------


ITEM  2.     PROPERTIES
--------     ----------

     The Company's main offices are rented from a shareholder and are located at 7852 Colgate Avenue, Westminster, CA 92683 and the telephone number is (626) 444-5494. The Company pays rent at the rate of $1000 per month.

ITEM  3.     LEGAL  PROCEEDINGS
--------     ------------------

     The Company has a potential claim threatened against it by a consultant with regard to a finder's fee for potential equity financing. The Company believes that neither the merit nor future outcome of such a claim nor potential damages is readily determinable as of March 31, 2002 and therefore has not accrued any liability in the accompanying financial statements.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------     -----------------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our year ended March 31, 2002.

PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
--------     -------------------------------------------------------------------
MATTERS
-------

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

                    FISCAL  2002

Months               Average  Low          Average  High
                     ------------          -------------
April  2001               $0.56               $1.10
May  2001               $0.90               $1.02
June  2001               $0.90               $0.98
July  2001               $0.85               $0.90
August  2001               $0.85               $0.90
September  2001          $0.85               $0.85
October  2001               $0.65               $0.65
November  2001          $0.35               $0.65
December  2001          $0.36               $0.42
January  2002               $0.36               $0.36
February  2002               $0.43               $1.35
March  2002               $0.80               $1.05

     As of June 30, 2002, we had approximately 75 stockholders of the 39,133,718 shares outstanding.


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

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------     -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

     The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

RISK  FACTORS  AND  CAUTIONARY  STATEMENTS

Cautionary  Statement  Regarding  Forward-Looking  Statements
-------------------------------------------------------------

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

Risk  Factors
-------------

FAILURE  TO  CONSUMMATE  PENDING  MERGER
----------------------------------------

     As a result of our belief that we could not raise the financing necessary to complete the research and development necessary to bring our licensed software to market or if completed, to properly market and distribute the licensed software, we entered into a definitive merger agreement on April 23, 2002 to merge a newly-formed wholly-owned subsidiary of ours, KFI, Inc., with and into BSI2000, Inc., a Colorado corporation ("BSI2000). BSI2000 is a marketer of a proprietary family of integrated optical card devices designed to run control software. One of the conditions to completing this merger is the spin-out to certain shareholders of ours of all our existing technology and related licenses. Failure to consummate the merger could result in the cessation of our operations and the termination of our Company.

WE  PROBABLY  WILL  NOT  BE  ABLE  TO  RAISE FURTHER FINANCING OR IT MAY ONLY BE
--------------------------------------------------------------------------------
AVAILABLE  ON  TERMS  UNFAVORABLE  TO  OUR  STOCKHOLDERS  OR  US.
-----------------------------------------------------------------

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

OUR  OPERATING  RESULTS  ARE  DIFFICULT  TO PREDICT IN ADVANCE AND MAY FLUCTUATE
--------------------------------------------------------------------------------
SIGNIFICANTLY,  AND  A  FAILURE  TO  MEET  THE  EXPECTATIONS  OF ANALYSTS OR OUR
--------------------------------------------------------------------------------
STOCKHOLDERS  WOULD  LIKELY  RESULT IN A SUBSTANTIAL DECLINE IN OUR STOCK PRICE.
--------------------------------------------------------------------------------

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

     changes  in  the  volume  of our licensing revenue and pricing concessions;

     the  timing,  rescheduling  or  cancellation  of  customer  orders;

     the  varying  length  of  our  licensing  cycles;

     the availability and pricing of competing products and technologies and the resulting effect on licensing of our products;

     our ability to specify, develops, complete, introduce and market new licenses and technologies;

     the rate of adoption and acceptance of new industry standards in our target markets;

     changes  in  the  mix  of  technology  we  license;  and

     changes  in  the  average  licensing  rate  of  our  products.

THERE  IS  A  LIMITED  CURRENT  PUBLIC  MARKET  FOR  OUR  COMMON  STOCK.
------------------------------------------------------------------------

     There is a limited public market for our common stock. Although our common stock is listed on the OTC Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

WE  ARE  HIGHLY DEPENDENT ON RICHARD BALLARD. THE LOSS OF RICHARD BALLARD, WHOSE
--------------------------------------------------------------------------------
KNOWLEDGE,  LEADERSHIP  AND  TECHNICAL  EXPERTISE  WE  RELY UPON, WOULD HARM OUR
--------------------------------------------------------------------------------
ABILITY  TO  EXECUTE  OUR  BUSINESS  PLAN.
------------------------------------------

     Our success depends heavily upon the continued contributions of RICHARD BALLARD whose knowledge, leadership and technical expertise would be difficult to replace. If we were to lose their services, our ability to execute our business plan would be harmed.

IF WE ARE UNABLE TO RECRUIT, HIRE, TRAIN AND RETAIN ADDITIONAL SALES, MARKETING,
--------------------------------------------------------------------------------
OPERATIONS,  SOFTWARE  ENGINEERING  AND  FINANCE  PERSONNEL,  OUR GROWTH WILL BE
--------------------------------------------------------------------------------
IMPAIRED.
---------

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

WE  ARE  SUBJECT TO VARIOUS RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE AND IF WE
--------------------------------------------------------------------------------
DO  NOT  ADAPT  OUR  PRODUCTS  TO  THE  CHANGES  OUR  BUSINESS WILL BE ADVERSELY
--------------------------------------------------------------------------------
AFFECTED.
---------

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

OVERVIEW
--------

     The following discussion regarding the financial statements of KFI, a development stage company, should be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

     Knowledge Foundations, Inc. (a development stage company) ("KFI"), a private Delaware corporation, was incorporated on April 6, 2000. On September 18, 2000, KFI was merged into Calipso Inc. ("Calipso"). Under the terms of the merger agreement, all of KFI's outstanding common stock (33,618,500 shares of $0.0001 per value stock) was converted into 33,918,400 shares of $0.001 per value stock of Calipso, Inc. common stock. At the date of the transaction, Calipso had 4,179,600 shares of common stock outstanding. As part of the merger agreement Calipso changed its name to Knowledge Foundations, Inc. (the "Company"). The Company had treated the transaction as a reverse acquisition for accounting purposes since the KFI stockholders had control of the combined entity before and after the transaction. As Calipso had no substantive assets, liabilities, or operations as of or through September 18, 2000, the Company recorded the reverse acquisition as a reorganization of the Company's stockholders' equity, with the Company recording the issuance of 4,179,600 shares of the former Calipso stockholders for no consideration.

The Company has been in the development stage since its inception. During the development stage, the Company has been primarily engaged in raising capital, obtaining financing, developing its knowledge-based computing technology, advertising and marketing, and administrative functions. The Company originally intended to produce a knowledge-based operating system, related tools and applications, and system integration services.

FINANCIAL  STATUS  OF  KFI  FOR  THE  YEAR  ENDED  MARCH  31,  2002
-------------------------------------------------------------------

     Revenues. KFI is a development stage enterprise as defined in SFAS #7, and has generated no revenues during the audited period from inception. KFI is devoting substantially all of its present efforts in capital raising functions. The lack of funds during the fourth quarter of FY 2001 resulted in the layoff of programming personnel. Dr. Ballard, however, has continued to design and program certain segments of the Mark 3 software.

     Costs and Expenses. KFI had operating expenses of $1,044,617 during the audited period from inception.

     Net Loss. KFI's net loss for the year ended March 31, 2002 was $182,439 and $1,0437,623 from inception.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     KFI, being a development stage enterprise, experienced negative cash flows from operations during its initial months of operations, which cash flows resulted in a net loss of $1,047,623. The lack of funds during the fourth quarter of FY 2001 resulted in the layoff of programming personnel. Dr. Ballard, however, has continued to design and program certain segments of the Mark 3 software. If KFI were to expand its technology base it would continue to experience net negative cash flows from operations, pending receipt of license or sales revenues.

      Since the merger consummated in September 2000, the Company has been seeking additional financing. Except for debt financing of $281,000 raised since September 2000 the Company has been unsuccessful in raising equity capital. The Company has signed a definitive agreement to merge with BSI2000, in which BSI2000 shall be the surviving entity. See discussion in Subsequent Events Section.

DESCRIPTION  OF  CAPITAL  STOCK  AND  VOTING  RIGHTS

     The following discussion is qualified in its entirety by reference to the Delaware Charter Documents.

COMMON  STOCK
-------------

     The Company's Articles of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock, $.001 par value per share, of which approximately 39,133,718 were outstanding as of March 31, 2002. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have no cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities including distributions to preferred stockholders, if any. Holders of common stock have no preemptive rights to purchase the Company's common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.PREFERRED STOCK
                                                               ----------------
The Company's Articles of Incorporation also authorize the issuance of 20,000,000 shares of Preferred Stock, $.001 par value per share, of which there were no shares outstanding as of March 31, 2002.
ITEM  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------     -----------------------------------------------

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB

ITEM  8.     SUBSEQUENT  EVENTS
-------      ------------------

     Knowledge Foundations, Inc. and BSI2000, Inc. announced on May 2, 2002 the signing of an agreement to effectuate a reverse triangular merger whereby BSI2000, Inc. will become a wholly-owned subsidiary of the Company.

     The merger is subject to numerous terms and conditions including the approval of BSI2000, Inc. shareholders, the effectiveness of a Form S-4 Registration Statement registering shares of Knowledge Foundations, Inc. to be received by the shareholders of BSI2000, Inc., the receipt of not less than $200,000 by BSI2000, Inc. of working capital on or before July 2, 2002 (which has been received), and the ongoing accuracy and completeness of various representations and warranties being given by the parties, among other conditions. In addition the Company must seek shareholder approval for the distribution of its knowledge engineering software and related software and intellectual properties to the original developers and founders of Knowledge Foundations, Inc. in exchange for the cancellation of approximately 35 million shares owned by certain shareholders. This reorganization and distribution of the intellectual property of Knowledge Foundations, Inc. is also a condition to the completion of the merger and will be subject to the effectiveness of the merger.

     BSI2000, Inc., based in Lakewood, CO, is a marketer in the optical card access, tracking and transaction control industry. BSI2000 markets a proprietary family of integrated optical card devices designed to run control software. The card provides secure storage of data such as name, address, social security and taxpayer information; digitized identity photographs, signatures, fingerprints and medical images; updatable account balances and transaction audit trails. BSI2000 systems integrate into existing security, tracking and transaction control systems.

     If completed, it is anticipated that the merger will not occur before August 1, 2002.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     No  Changes  to  Report


PART  III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
--------     -------------------------------------------------------------------
SECTION  16(A)  OF  THE  EXCHANGE  ACT.
---------------------------------------

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




Name . . . . . . . . .  Age  Title
----------------------  ---  ------------------------------------------
Dr. Richard L. Ballard   61  Chairman, Chief Science Officer
Michael W. Dochterman.   47  CEO & President, Director
Robert A. Dietrich . .   56  CFO, Vice President - Operations, Director
Joel Vest. . . . . . .   55  Director
Janet J.  Pettitt. . .   62  Training Director, Director

MANAGEMENT
----------

     DR. RICHARD BALLARD, PH.D. -- CHAIRMAN AND CHIEF SCIENCE OFFICER: Dr. Ballard is the founder and creator of KFI's technology. From August 1995 to March 2000, Dr. Ballard has been the sole proprietor of Knowledge Research and Knowledge Foundations developing and delivering knowledge based software tools and applications primarily to US Government Agencies and Software Publishers. From April 2000 to present, Dr. Ballard has been Chairman of the Board and Chief Scientist of KFI. His background includes hands-on executive management of numerous start-up companies including Co-Director and Founder of Apple Foundations for Steve Jobs & Mike Markula and Founder/Chairman of TALMIS Division, International Data Corporation for Patrick McGovern. He has received 128 software citations, developed 3 Management Software Workshops and 21 Educational Software Workshops, been published in 35 publications and technical reports. As a University of California professor and researcher, he has developed and taught numerous classes over 15 years. Dr. Ballard manages all research and development functions as well as assisting with sales activities. Dr. Ballard was part time during fiscal year 2002, while performing software development consulting services for others.

     MR. MICHAEL W. DOCHTERMAN - PRESIDENT, CEO AND DIRECTOR: From August 1995 to December 1995, Michael Dochterman was an independent business consultant developing business plans, raising capital and providing executive management for startup clients. From January 1996 to April 1999, Mr. Dochterman served in various executive management positions launching several new products and Divisions for Sempra Energy. From April 1999 to April 2000, Mr. Dochterman developed KFI's business plan and from April 2000 to present, has been CEO/President and a Board member of KFI. Mr. Dochterman's background includes hands-on executive management and business consulting experience providing operational guidance for numerous start-ups. He has more than fifteen years experience as President or Vice President of private enterprises and three years executive management experience in a Fortune 500 company. Mr. Dochterman was part time during the fiscal year.

     MR.  ROBERT  A.  DIETRICH  -VICE  PRESIDENT - OPERATIONS, CFO AND DIRECTOR:
From August 1995 to March 2000, Robert Dietrich has been President/CEO and Director of Semper Resources Corporation (SRCR.OB) and CyberAir Communications, Inc., from January 1998 to March 2000. From April 2000 to present, Mr. Dietrich has been CFO, Vice President of Operations, and a Board member of KFI. His background includes hands-on executive management; investment banking and financial consulting experience. He has more than fifteen years experience as vice president (finance and operations) or president of public and private enterprises and thirteen years with Big 5 and regional CPA firms and technology based investment banking firms providing financial and operations consulting and merger/acquisition and financial structuring for clients. Mr. Dietrich is a CPA with a B.B.A. from Notre Dame and an MBA from the University of Detroit. Mr. Dietrich manages all financial and accounting activities. Mr. Dietrich was part time during the fiscal year

     MS. JANET J. PETTITT - DIRECTOR OF TRAINING DEVELOPMENT, DIRECTOR: From August 1995 to March 2000, Jan Pettitt has been sole proprietor, founder of Interactive Productions, a proprietorship that provided training for prior customers of KFI's technology. She has 16 years of hands on experience as a Master Corporate Software Trainer delivering and training trainers and end users of published and proprietary software and hardware systems. Ms. Pettitt has a B.A. from Fontbonne College and years of teaching experience at Flourissant Valley Community College and Holy Names Academy.

     MR. JOEL B. VEST - DIRECTOR: During the past five years, Mr. Vest has consulted, created, produced, directed and managed community events and consumer/trade shows from concept through launch.

MANAGEMENT  CONTRACTS
---------------------

     KFI has employment agreements with three of its directors, Richard Ballard, Robert Dietrich and Michael Dochterman. None of the above were paid any compensation due under the employment agreements during the fiscal year ended March 31, 2002.

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

BOARD  OF  DIRECTORS  COMMITTEES  AND  COMPENSATION

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION
----------------------------------------------------------------

     The Board of Directors does not have a Compensation Committee. Michael W. Dochterman, President and CEO, oversaw the compensation of our executive officers.

BOARD  OF  DIRECTOR'S  REPORT  ON  EXECUTIVE  COMPENSATION
----------------------------------------------------------

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended March 31, 2002, the Board of Directors, through the Chairman and President, reviewed and approved the compensation of our executive officers.

     Loans. From time to time our Board of Directors may approve loans to our officers and employees. The amounts and timing of these loans are based on our financial position at the time of grant and made at the sole discretion of the Board of Directors. There were no loans to officers or employees outstanding as of March 31, 2002

     Overall Policy: Messrs. Ballard, Dochterman and Dietrich are all compensated under employment agreements detailed above. As the Company's cash position did not allow adherence to minimum compensation as contracted per employment agreements, the Company has accrued $144,000 as payroll liability for the officers as of March 31, 2002.

     As of March 31, 2002 the Board of Directors had not adopted a stock option plan for employees.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance
------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Knowledge Foundations executive officers and directors, and persons who beneficially own more than ten percent of Knowledge's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Knowledge with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to Knowledge Foundations and written representations from Knowledge Foundations executive officers and directors, Knowledge believes that during fiscal 2002 all forms 3 and 4 were filed on a timely basis for Knowledge Foundations executive officers and directors.

ITEM  11.     EXECUTIVE  COMPENSATION
---------     -----------------------

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

SUMMARY  COMPENSATION  TABLE
----------------------------



                                         Long Term
                                    Annual Compensation  Compensation
                                    -------------------  ------------


                                    Other Annual         Restricted
Name and Principal Position. . . .  Year                 Salary        Bonus  Compensation  Stock  Options
                                                                       -----  ------------  -----  -------
Dr. Richard L. Ballard
Chairman and Chief Science Officer                 2002             0      0             0      0        0
----------------------------------  -------------------  ------------  -----  ------------  -----  -------
                                                   2001        92,400      0         4,500      0        0


Michael W. Dochterman
President & CEO, Director. . . . .                 2002             0      0             0      0        0
                                                   2001        77,400      0        19,500      0        0


Robert A. Dietrich
CFO, Vice President, Director. . .                 2002             0      0             0      0        0
                                                   2001        53,700      0         4,500      0        0


Joel Vest
Director . . . . . . . . . . . . .                 2002             0      0             0      0        0
                                                   2001             0      0        20,500      0        0


Janet J. Pettitt
Director, Training Director. . . .                 2002             0      0             0      0        0
                                                   2001        12,000      0             0      0        0



COMPENSATION  OF  DIRECTORS
---------------------------

All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
---------     ------------------------------------------------------------------

Security  Ownership  of  Certain  Beneficial  Owners.
-----------------------------------------------------

          The following table sets forth certain information as of March 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 10% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.





                                      Number      Percent
Name of Beneficial Owner (1) . . . .  Of Shares   Of Class (2)
------------------------------------  ----------  ------------
Dr. Richard L. Ballard (3) . . . . .  21,377,516         54.7%
------------------------------------  ----------  ------------
Michael W. Dochterman. . . . . . . .   4,638,412         11.9%
Robert A. Dietrich . . . . . . . . .   2,576,884          6.6%
Janet J. Pettitt (3) . . . . . . . .   4,277,622         10.9%
Joel Vest. . . . . . . . . . . . . .     412,346          1.0%

All Directors & Officers as a Group.  33,282,980         85.1%


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

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------     --------------------------------------------------

Notes  Payable  to  Shareholders:
---------------------------------

     The Company borrowed $206,000 from a shareholder, which obligation is a demand note with a principal balance as of March 31, 2002 of $206,000 plus $17,377 of accrued interest at 6% per annum, payable upon demand. Additionally, shareholders advanced $50,132 during the year for the settlement of certain trade debts of the Company and working capital needs.

Office  Rent  Expense
---------------------

     As of March 31, 2002, the Company had a liability of $22,000 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through March 31, 2002. This amount is non-interest bearing. The total office rent expense was $12,000 for the period ended March 31, 2002.

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K
---------     ------------------------------------------------------------------

(a)     Documents  filed  as  part  of  this  Report

     1.     Financial  Statements:

     A.     INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

          1.     Independent  Auditor's  Report
          2.     Financial  Statements:
                    Balance  Sheet
                    Statement  of  Operation
                    Statement  of  Changes  in  Stockholders'
                    Statement  of  Cash  Flows
                    Notes  to  Consolidated  Financial  Statements

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          2.     During  the  fiscal  year 2002, the Company filed the following
8-Ks.
None

          3.     Subsequent to the end of the fiscal year, the Company filed the
following                    reports  on  Form  8-K
Form  8-K  filed  May  9,  2002

                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors
Knowledge  Foundations,  Inc.

We have audited the accompanying balance sheet of Knowledge Foundations, Inc. (a development stage company) (the "Company") as of March 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period April 6, 2000 (date of inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period April 6, 2000 (date of inception) through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development stage company which has a low cash balance at March 31, 2002, and has experienced significant losses since inception with no revenues. These factors, and other factors discussed in Note 2 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CORBIN  &  WERTZ

Irvine,  California
June  20,  2002

                           KNOWLEDGE FOUNDATIONS, INC.
                                  BALANCE SHEET




ASSETS

Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            22
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               60
                                                                                  ----------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .               82

Equipment, net of depreciation of $7,424 . . . . . . . . . . . . . . . . . . . .            7,651
                                                                                  ----------------

                                                                                  $         7,733
                                                                                  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        97,964
   Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . .           57,632
   Accrued payroll and payroll taxes . . . . . . . . . . . . . . . . . . . . . .          225,709
   Accrued interest to stockholders. . . . . . . . . . . . . . . . . . . . . . .           17,377
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           53,054
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           75,000
   Notes payable to stockholders . . . . . . . . . . . . . . . . . . . . . . . .          206,000
   Convertible subordinated note payable . . . . . . . . . . . . . . . . . . . .          300,000
                                                                                  ----------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .        1,032,736
                                                                                  ----------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.001 par value; 20,000,000 shares
      authorized; no shares issued or outstanding. . . . . . . . . . . . . . . .                -
   Common stock, $0.001 par value; 100,000,000 shares
      authorized; 39,133,718 shares issued and outstanding . . . . . . . . . . .           39,111
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .          (16,491)
   Deficit accumulated during the development stage. . . . . . . . . . . . . . .       (1,047,623)
                                                                                  ----------------
          Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . . .       (1,025,003)
                                                                                  ----------------

                                                                                  $         7,733
                                                                                  ================

See independent auditors' report and accompanying notes to financial statements.

                           KNOWLEDGE FOUNDATIONS, INC.
                            STATEMENTS OF OPERATIONS




                                                                                   APRIL 6, 2000          APRIL 6, 2000
                                                                                    (DATE OF  INCEPTION)   (DATE OF  INCEPTION)
                                                                                   YEAR ENDED             THROUGH
                                                                                   MARCH 31, 2002         MARCH 31, 2001
                                                                                   ---------------------  ---------------------

Revenuse. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  -   $                  -

Operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               205,056                839,558

Other income (expense):
   Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -                  3,244
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (41,560)               (28,870)
                                                                                   ---------------------  ---------------------

Loss before extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .              (246,619)              (865,184)

Extraordinary item - gain on
   extinguishments of debt (net of income
   taxes) (Note 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                64,180                      -
                                                                                   ---------------------  ---------------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           (182,439)  $           (865,184)
                                                                                   ---------------------  ---------------------

Net loss available to common
   stockholders per common share. . . . . . . . . . . . . . . . . . . . . . . . .  $              (0.01)  $              (0.01)
                                                                                   ---------------------  ---------------------

Weighted average number of common
   shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            35,986,837             35,980,478

See independent auditors' report and accompanying notes to financial statements.



                                                                                   THROUGH
                                                                                   MARCH 31, 2002
                                                                                   ----------------

Revenuse. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -

Operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,044,617

Other income (expense):
   Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,244
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (70,430)
                                                                                   ----------------

Loss before extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .       (1,111,803)

Extraordinary item - gain on
   extinguishments of debt (net of income
   taxes) (Note 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           64,180
                                                                                   ----------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1.047,623)
                                                                                   ----------------

Net loss available to common
   stockholders per common share


Weighted average number of common
   shares outstanding

See independent auditors' report and accompanying notes to financial statements.

                           KNOWLEDGE FOUNDATIONS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
     FOR THE PERIOD APRIL 6, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2002




                                                                                   DEFICIT
                                                                                   ACCUMULATED
                                                                                   ADDITIONAL    DURING THE
                                                                                   COMMON STOCK  PAID-IN
                                                                                   SHARE         AMOUNT
                                                                                   ------------

Balance, April 6, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -  $               -

Sale of shares to founders at $0.0001 per share on
  April 6, 2000 (adjusted for change in par value to
  $0.001 per share as a result of the merger) . . . . . . . . . . . . . . . . . .    33,618,500             33,618

Shares issued in connection with merger on
  September 18, 2000: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -
      Stock dividend to founders. . . . . . . . . . . . . . . . . . . . . . . . .       299,900                300
      Shares issued for acquisition of Calipso, Inc.. . . . . . . . . . . . . . .     4,179,600              4,180
      Shares issued to service providers. . . . . . . . . . . . . . . . . . . . .     1,000,000              1,000

Shares issued to third party on January 9, 2001 for
  services rendered, valued at $1.00 per share. . . . . . . . . . . . . . . . . .        10,000                 10

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                  -
                                                                                   ------------  -----------------

Balance, March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39,108,100             39,108

Shares issued to a third party for extinguishment
  of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,718                  3

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                  -
                                                                                   ------------  -----------------

Balance, March 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39,133,718  $          39,111
                                                                                   ============  =================

See independent auditors' report and accompanying notes to financial statements.



                                                                                   TOTAL
                                                                                   DEVELOPMENT         STOCKHOLDERS'
                                                                                   CAPITAL             STAGE              DEFICIT

Balance, April 6, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. $ - $ - $ -

Sale of shares to founders at $0.0001 per share on
  April 6, 2000 (adjusted for change in par value to
$0.001 per share as a result of the merger) . . . . . . . . . . . . . . . . . .
(30,256) - 3,362

Shares issued in connection with merger on
  September 18, 2000:
Stock dividend to founders. . . . . . . . . . . . . . . . . . . . . . . . .
(300) - -
Shares issued for acquisition of Calipso, Inc.. . . . . . . . . . . . . . .
(4,180) - -
Shares issued to service providers. . . . . . . . . . . . . . . . . . . . .
(1,000) - -

Shares issued to third party on January 9, 2001 for
services rendered, valued at $1.00 per share. . . . . . . . . . . . . . . . . .
9,990 - 10,000

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. - (865,184) (865,184)
------------------ ----------------- -----------------

Balance, March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. (25,746) (865,184) (865,822)

Shares issued to a third party for extinguishment
of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
9,255 - 9,258

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. - (182,439) (182,439)
------------------ ----------------- -----------------

Balance, March 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .
.. $ 16,491 $ (1,047,623 $ (1,025,003
================== ================= =================

See independent auditors' report and accompanying notes to financial statements.

                           KNOWLEDGE FOUNDATIONS, INC.
                            STATEMENTS OF CASH FLOWS
     FOR THE PERIOD APRIL 6, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2002




                                                        APRIL 6, 2000              APRIL 6, 2000
                                                              (DATE OF INCEPTION)       (DATE OF INCEPTION)
                                                        YEAR ENDED                 THROUGH
                                                        MARCH 31, 2002             MARCH 31, 2001
                                                        -------------------------  ------------------------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . .  $               (182,439)  $              (865,184)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation . . . . . . . . . . . . . . . .                     5,026                     2,398
          Common stock issued for services . . . . . .                     9,258                    10,000
          Gain on extinguishment of debt . . . . . . .                   (64,180)                        -
          Changes in operating assets and liabilities:
             Other assets. . . . . . . . . . . . . . .                         -                       (60)
             Accounts payable. . . . . . . . . . . . .                   (17,153)                  176,797
             Due to related parties. . . . . . . . . .                    50,132                    10,000
             Accrued payroll and payroll taxes . . . .                   156,409                    69,300
             Accrued interest. . . . . . . . . . . . .                    41,561                    28,870
                                                        -------------------------  ------------------------

   Net cash used in operating activities . . . . . . .                    (1,386)                 (567,879)
                                                        -------------------------  ------------------------

Cash flows used in investing activities:
   Purchase of equipment . . . . . . . . . . . . . . .                         -                   (15,075)
                                                        -------------------------  ------------------------

Cash flows from financing activities:
   Proceeds from borrowing on notes payable. . . . . .                         -                   581,000
   Proceeds from the sale of common stock. . . . . . .                         -                     3,362
                                                        -------------------------  ------------------------

   Net cash provided by financing activities . . . . .                         -                   584,362
                                                        -------------------------  ------------------------

Net change in cash . . . . . . . . . . . . . . . . . .                    (1,386)                    1,408

Cash at beginning of period. . . . . . . . . . . . . .                     1,408                         -
                                                        -------------------------  ------------------------

Cash at end of period. . . . . . . . . . . . . . . . .                       22                   1,408
                                                        =========================  ========================

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes. . . .                     800                       800
                                                        =========================  ========================




                                                        THROUGH
                                                        MARCH 31, 2002
                                                        -------------------------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . .  $             (1,047,623)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation . . . . . . . . . . . . . . . .                     7,424
          Common stock issued for services . . . . . .                    19,258
          Gain on extinguishment of debt . . . . . . .                   (64,180)
          Changes in operating assets and liabilities:
             Other assets. . . . . . . . . . . . . . .                       (60)
             Accounts payable. . . . . . . . . . . . .                   159,644
             Due to related parties. . . . . . . . . .                    60,132
             Accrued payroll and payroll taxes . . . .                   225,709
             Accrued interest. . . . . . . . . . . . .                    70,431
                                                        -------------------------

   Net cash used in operating activities . . . . . . .                  (569,265)
                                                        -------------------------

Cash flows used in investing activities:
   Purchase of equipment . . . . . . . . . . . . . . .                   (15,075)
                                                        -------------------------

Cash flows from financing activities:
   Proceeds from borrowing on notes payable. . . . . .                   581,000
   Proceeds from the sale of common stock. . . . . . .                     3,362
                                                        -------------------------

   Net cash provided by financing activities . . . . .                   584,362
                                                        -------------------------

Net change in cash . . . . . . . . . . . . . . . . . .                        22

Cash at beginning of period. . . . . . . . . . . . . .                         -
                                                        -------------------------

Cash at end of period. . . . . . . . . . . . . . . . .                       22
                                                        =========================

Supplemental disclosure of cash flow information:
   Cash paid during the period for income taxes. . . .                  1,600
                                                        =========================


                           KNOWLEDGE FOUNDATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
     FOR THE PERIOD APRIL 6, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

NOTE  1  -  ORGANIZATION  AND  BUSINESS
---------------------------------------

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

Risks  and  Uncertainties
-------------------------

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has a loss of $1,047,623 for the period from April 6, 2000 (date of inception) through March 31, 2002 and balances in cash of $22 and in stockholders' deficit of $1,025,003 as of March 31, 2002. Management is pursuing financing initiatives that would enhance the development of the Company's products and provide sufficient capital for marketing. However, there is no assurance the Company will be able to generate sufficient revenues or obtain the sufficient equity or debt funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use  of  Estimates
------------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

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

Customer  Concentration
-----------------------

Management's intention is that the Company will not be dependent on any single customer or group of customers for a significant portion of its annual sales. The Company's customer base will change on a continuous basis as new customers are added or removed.

Concentration  of  Credit  Risk
-------------------------------

Cash balances are maintained at a financial institution. Accounts at this bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At times, the Company may maintain funds at this bank in excess of these insured amounts.

Equipment
---------

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

Long-Lived  Assets
------------------

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. At March 31, 2002, the Company has determined that there is no impairment of long-lived assets.

Income  Taxes
-------------

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

Earnings  Per  Share
--------------------

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

Comprehensive  Income
---------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 had no impact on the accompanying financial statements as the Company has no items of comprehensive income.

Segments  of  Business
----------------------

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

New  Accounting  Pronouncements
-------------------------------

In June 2001, the FASB approved two new pronouncements: Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 applies to all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. SFAS 141 and SFAS 142 do not have a material impact on the Company's financial statements because no intangible assets exist at March 31, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 address financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Equipment  consists  of  the  following  as  of  March  31,  2002:




Computer equipment and software  $14,106
Office equipment. . . . . . . .      969
                                 --------
                                  15,075

Less accumulated depreciation .   (7,424)
                                 --------

                                 $ 7,651

NOTE  4  -  NOTES  PAYABLE

Convertible  Subordinated  Note  Payable

The Company borrowed $300,000 from an unrelated third party in the form of a convertible subordinated note (the "Note") on April 19, 2000. The Note is subordinated to future borrowings from financial institutions. The Note is unsecured and bears interest at 8% per annum which is payable semi-annually beginning six months after the date of this Note, with the principal together with all accrued but unpaid interest due on April 18, 2003. If an equity financing event occurs where the Company issues common stock or preferred stock to one or more unrelated third parties in exchange for at least an aggregate of $3,000,000 or if the Company merges into a publicly traded company and the stockholders of the Company own eighty percent (80%) of the Company on a fully diluted basis after the merger, the holder of this note has the right to convert all or any portion of the outstanding principal amount of this Note into a stated number of shares computed by dividing such principal amount by the conversion price per share offered in the equity financing. In the event the equity financing involves a merger transaction, the conversion price shall be $1.00 per share. Since the Company completed a merger transaction (see Note 1), the note is currently convertible at $1.00 per share. The outstanding balance on this note payable totaled $300,000 at March 31, 2002. Interest expense incurred during the year ended March 31, 2002 and the period ended March 31, 2001 were $24,000 and $22,751, respectively. Interest expenses are included in accrued interest in the accompanying balance sheet at March 31, 2002.

Due to the accrued interest not being paid as of March 31, 2002, the total accrued interest of $46,751, and the Note principal of $300,000 is considered to be in default of the Note terms as of March 31, 2002 and thus, has been classified as a current liability on the balance sheet.

Notes  Payable
--------------

The Company borrowed funds from third parties totaling $75,000 under unsecured notes payable during the period ended March 31, 2002. These notes payable accrue interest at 6% per annum, and principal and accrued interest are originally due on or before January 1, 2002, or five days after receipt by the Company of additional debt or equity financing in a sum of $500,000 or more. These notes are verbally extended. Interest expense incurred during the period ended March 31, 2002 was $4,500, which is included in accrued interest in the accompanying balance sheet at March 31, 2002.

NOTE  5  -  STOCKHOLDERS'  EQUITY
---------------------------------

Preferred  Stock
----------------

The Company has authorized 20,000,000 shares of preferred stock to be issued. These shares may be issued in one or more series as determined by the board of directors. At the time of determination, the rate of dividends (whether cumulative or non-cumulative), redemption features and liquidation preferences will be established. At March 31, 2002, no preferred stock determinations have been made by the board of directors.

Common  Stock
-------------

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

During the year ended March 31, 2002, the Company issued 25,718 shares for services rendered valued at $25,718. All shares were issued at fair market price at issuance date. The Company recorded gain on extinguishment of debt totaling $64,180 for the issuance (see Note 8).

NOTE  6  -  RELATED  PARTIES
----------------------------

Office  Rent  Expense
---------------------

As of March 31, 2002, the Company had a liability of $22,115 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through March 31, 2002. This amount is non-interest bearing. The total office rent expense was $12,000 for the year ended March 31, 2002.

Consulting  Services
--------------------

Consulting services that were rendered by two officers who are also principal stockholders of the Company for the period April 6, 2000 (date of inceptions) through March 31, 2002 was $36,500. Such consulting service charges were paid in full during the period ended March 31, 2002.

Notes  Payable  to  Stockholders

The Company borrowed funds from one stockholder totaling $206,000 under unsecured notes payable during the period ended March 31, 2002. These notes payable accrue interest at 6% per annum, and are due on demand. Interest expense incurred during the period ended March 31, 2002 was $12,360, which is included in accrued interest to stockholders in the accompanying balance sheet at March 31, 2002. Additionally shareholders advanced $35,517 to the Company.

NOTE  7  -  INCOME  TAXES
-------------------------

The tax effects of temporary differences that give rise to deferred taxes at March 31, 2002 are as follows:




Deferred tax asset:
   Net operating loss carryforward  $             422,000
                                    ----------------------
                                                  422,000

Less valuation allowance . . . . .               (422,000)
                                    ----------------------

   Net deferred tax asset. . . . .                     -
                                    ======================

No current provision for income taxes for the period ended March 31, 2002 is required, except for minimum state taxes of $800 (which is recorded in operating expenses in the accompanying financial statements), since the Company incurred losses during the period.

As of March 31, 2002, the Company had net operating loss carryforwards of approximately $1,000,000 for both federal and state income tax reporting purposes, which expire in 2022 and 2007, respectively.

Management cannot determine if it is more likely than not that the deferred tax asset will be utilized and as such has recorded a valuation allowance equal to the entire asset. For the year ended March 31, 2002 and the period from inception through March 31, 2001, the increase in the valuation allowance was $76,000 and $346,000, respectively.

NOTE  8  -  GAIN  ON  ESTINGUISHMENT  OF  DEBT
----------------------------------------------

The Company exchanged its common stock with a value of $9,255 for release of $25,717 in accounts payable. Additionally a shareholder advanced $10,517 to the Company to settle a creditor obligation of $58,238. The settlements resulted in a gain on extinguishments of debt amounting to $64,180.

NOTE  9  -  COMMITMENT
----------------------

Royalty  Agreement
------------------

The Company has entered into an agreement with regard to royalty fees between the Company and one of its officers. In this agreement rights relative to certain software designs have been assigned to the Company. The officer will receive royalties ranging from 2% to 5% on net sales of such software designs sold to others or deployed by the Company in a project for third parties. As of and for the period ended March 31, 2002, the Company has not recorded any royalties due to the officer under this agreement.

Employment  Agreements
----------------------

The Company has four-year employment agreements with three of its employees, who are also executives and principal stockholders of the Company. The agreements, which will expire on March 31, 2004, provide each employee with a base salary of approximately $10,000 per month. Under the agreements, the Company has bonus plans whereby these executives can earn bonuses based on net income and other factors. In addition, the Company has stock repurchase rights to repurchase shares back from two of the three executives if either of these executives' employment is terminated. During the year ended March 31, 2001, the executives verbally agreed to have their salaries reduced. The total salary expense was $144,000 for the year ended March 31, 2002.

NOTE  10  -  CONTINGENCY
------------------------

The Company has a potential claim threatened against them by a consultant over consideration with regard to a finder's fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of March 31, 2002 and therefore has not accrued any liability in the accompanying financial statements.

NOTE  11  -  SUBSEQUENT  EVENT
------------------------------

On May 2, 2002, the Company signed an agreement with an unrelated party (the "Unrelated Party") to effectuate a reverse merger subject to numerous terms and conditions including the approval of shareholders, the effectiveness of a Form S-4 Registration Statement registering shares of the Company to be received by the shareholders of the Unrelated Party, the receipt of not less than $200,000 by the Unrelated Party of working capital on or before July 1, 2002, and the ongoing accuracy and completeness of various representations and warranties being given by the parties, among other conditions.

In addition, the Company must seek shareholder approval for the distribution of its engineering software and related software to the original developers and founders of the Company in exchange for the cancellation of approximately 35,000,000 shares owned by certain shareholders.

The liabilities of the Company shall be reduced to a total of $75,000 through the conversion of each one dollar of principal and interest amount of outstanding loans to the Unrelated Party to one dollar of the Unrelated Party shares at a price to be determined by the board of directors of the Unrelated Party as approved by the Company and all notes shall be canceled and rendered null and void (other than $500,000 due to a third party, which shall be converted into warrants to receive 1,666,600 shares of common stock of the Company, at $.30 per share, expiring may 1, 2007).

Immediately prior to the merger, there shall not be greater than 22,924,072 shares of common stock, issued and outstanding of the Company which shall include: 5,022,100 shares issued to shareholders of the Unrelated Party; as of the merger, there shall not be any Company derivative securities outstanding other than a warrant to receive 1,666,600 shares of common stock of the Company as stated above.

ITEM  4.     EXHIBITS




NUMBER. . .  DESCRIPTION

2.1** . . .  Agreement and Plan of Merger, dated August 7, 2000 between Calipso and Knowledge Foundations, Inc.
2.2***. . . Merger Agreement dated April 23, 2002, by and among BSI2000, Inc.,
KFI, Inc. and Knowledge Foundations, Inc.
3 (i)** Certificate of Merger, dated August 17, 2000, filed with the Secretary of State, Delaware RE: Merger between Calipso an
3 (i) (a)** Certificate of Amendment of Certificate of Incorporation, dated
August 17,2000, re: 36:1 forward split of shares
3 (i) (b)** Certificate of Amendment of Certificate of Incorporation, dated
August 17, 2000, re: 1.35:1 foward split of shares
3 (i) (c)** Certificate of Amendment of Certificate of Incorporation, dated
August 17, 2000, re: change authorized to 100,000,0
3.1* Articles of Incorporation of Knowledge Foundations, Inc. (formerly Calipso,
Inc.) filed on May 31, 1994 - Incorporated by
3.2* By-laws of Knowledge Foundations, Inc. (formerly Calipso, Inc.) -
Incorporated by reference from the Calipso 10SB filing i
4 (a)** Stock Repurchase Agreement - dated September 18, 2000 between Calipso and Wright & Bleers and Ocean Way Investments, Lt
4 (b)** . . Lock Up Agreement - dated September 18, 2000 between Calipso and
Wright & Bleers and Ocean Way Investments, Ltd.
10.1** License and Royalty Agreement dated April 6, 2000 between Richard L.
Ballard and Janet J. Pettitt and Knowledge Foundati
10.2**. . . Employment Contract of Michael W. Dochterman dated May 1, 2000.
10.3**. . .  Employment Contract of Robert A. Dietrich dated May 1, 2000.
99.1**. . .  Text of Press Release dated September 21, 2000

* Incorporated by Reference
** Incorporated by Reference filed in Form 8-K on 9/27/2000
*** Incorporated by Referenced filed in Form 8-K on 5/9/2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

KNOWLEDGE  FOUNDATIONS,  INC.               DATED:  JUNE  28,  2002



By:
  -
     Michael  W.  Dochterman
     President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                    DATE
---------                         -----                    ----

/s/  Richard  L. Ballard                    Chairman, Director          June 27,
2002


/s/  Michael  W.  Dochterman               Chief  Executive Officer     June 27,
2002
                              Director

/s/  Robert A. Dietrich                    Chief Accounting Officer     June 27,
2002
                              Director

/s/  Joel  B.  Vest                    Director               June  27,  2002


/s/  Janet  Pettitt                         Director               June 27, 2002