Form 10QSB
period 2002-06-30
KNOWLEDGE FOUNDATIONS INC/DE
filed 2002-08-19
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 0r 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2002
                         Commission File Number 0-28287

                           KNOWLEDGE FOUNDATIONS, INC.
                            (formerly CALIPSO, INC.)
                 ----------------------------------------------------
                                -----------------

           Delaware                                          88-0418749
---------------------------
--------------------------------
(State  of  Incorporation)                    (I.R.S.  Employer  Identification
Number)

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

                        Yes      X                    No
                              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of August 10, 2002 the registrant had 39,133,718 shares of common stock, $.001 par value, issued and outstanding.

PART  1          FINANCIAL  INFORMATION

ITEM  1          FINANCIAL  STATEMENTS
              KNOWLEDGE FOUNDATIONS, INC.
               (formerly Calipso, Inc.)
            (a Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                            June 30, 2002         March 31, 2002

                                                Unaudited                Audited

                                ASSETS

CURRENT  ASSETS

CASH                                                 $143                    $22
OTHER RECEIVABLES                                      60                     60
                                                       --                     --
TOTAL CURRENT ASSETS                                  203                     82

PROPERTY AND EQUIPMENT, NET                         6,695                  7,651
                                                    -----                  -----

TOTAL ASSETS                                       $6,898                 $7,733
                                                   ======                 ======

            LIABILITIES  AND  STOCKHOLDERS'  (DEFICIT)

CURRENT  LIABILITIES

ACCOUNTS PAYABLE                                  $17,472                $97,964
ACCRUED LIABILITIES                               345,567                296,140
NOTES PAYABLE                                     281,000                281,000
SUBORDINATED NOTES PAYABLE                        300,000                300,000
DUE TO RELATED PARTIES                            103,134                 57,632
                                                  -------                 ------

TOTAL CURRENT LIABILITIES                       1,047,173              1,032,736
                                                ---------              ---------

STOCKHOLDERS'  (DEFICIT)
PREFERRED  STOCK  -  $0.001  par  value
20,000,000  shares authorized, 0 shares
 issued and outstanding                                 0                      0

COMMON  STOCK  -  $.001  par  value
50,000,000 shares authorized, 39,108,000
issued and outstanding                             39,111                 39,111

ADDITIONAL PAID IN CAPITAL                       (16,491)               (16,491)

DEFICIT ACCUMULATED DURING THE
DEVELOPMENTSTAGE .                            (1,062,895)            (1,047,623)
                                              -----------            -----------

TOTAL STOCKHOLDERS' (DEFICIT)                 (1,040,275)            (1,025,003)
                                              -----------            -----------

TOTAL LIABILITIES & STOCKHOLDERS'(DEFICIT)         $6,898                 $7,733
                                                   ======                 ======

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                For the Three Months Ended June 30, 2002 and 2001

                                    UNAUDITED

                                   Three Months Ended           Cumulative from
                                                                  inception thru
                                June 30,2002    June 30,2001             6/30/02
                                 -----------    ------------      --------------
REVENUE. . . . . . . . . . . .  $          0    $          0      $            0

TOTAL COST OF GOODS SOLD . . .             0               0                  0
                                 -----------    ------------      --------------
GROSS PROFIT . . . . . . . . .             0               0                  0
OPERATING EXPENSES
      DEPRECIATION . . . . . .           956             956              8,380
     GENERAL & ADMINISTRATIVE
     EXPENSES. . . . . . . . .        52,698          45,727          1,089,891
                                 -----------     ------------     --------------
TOTAL OPERATING EXPENSES . . .        53,654           46,683         1,098,271
                                 -----------     ------------     --------------
LOSS FROM OPERATIONS . . . . .      (53,654)         (46,683)        (1,098,271)
OTHER INCOME (EXPENSE) . . . .        10,395           77,514
                                 -----------     ------------     --------------
    INTEREST EXPENSE . . . . .      (10,328)         (10,395)           (80,758)
    INTEREST INCOME. . . . . .             -                -             3,244
    OTHER INCOME . . . . . . .        48,710                -           112,893
                                 -----------     ------------     --------------
                                      38,710                -            35,376
                                 -----------     ------------     --------------
NET LOSS . . . . . . .          $   (15,272)     $   (57,078)      $ (1,062,895)
                                ============     ============      =============

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE (see Note 5).  $     (0.01)     $     (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING. . .    39,133,718      39,108,000

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                For the Three Months Ended June 30, 2002 and 2001

                                   UNAUDITED .

                                      Three Months Ended         Cumulative from
                                                                  inception thru
                                     June 30,2002   June 30,2001        6/30/02
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS. . . . . .  .          $   (15,272)   $   (57,078)    $(1,062,895)
                                      ===========   ============    ============
 ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
      DEPRECIATION . . . . . . . . .         956            956           8,380
       COMMON STOCK ISSUED FOR SERVICES. .     0              0          19,258
       GAIN ON EXTINGUISHMENT OF DEBT.  (48,710)      (112,890)
      CHANGES IN ASSETS AND LIABILITIES:
       INCREASE IN OTHER CURRENT ASSETS.       0              0             (60)
       INCREASE IN ACCOUNTS PAYABLE. .  (31,780)       (10,671)         127,862
       INCREASE IN ACCRUED LIABILITIES    49,427         49,499         345,567
       INCREASE IN DUE TO RELATED PARTIES 45,500         23,000         105,814
                                        --------      ---------    -------------
NET CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:. . . . . . . . . . .   121          5,706        (569,144)
                                        --------      ---------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY & EQUIPMENT
AND SOFTWARE. . . . . . . . . . . . . .        0              0         (15,075)
                                        --------      ---------    -------------
NET CASH FLOWS USED IN INVESTING
ACTIVITY . . . . . . . . . . . . . . . . .     0              0         (15,075)
                                        --------      ---------    -------------
CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES
     PROCEEDS FROM ISSUANCE OF NOTES . . .     0              0         581,000
     PROCEEDS FROM THE SALE OF COMMON
 STOCK . . . . . . . . . . . . . .             0              0           3,362
                                        --------      ---------    -------------
NET CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES. . . . . . . . . . . . . .         0              0         584,362
                                        --------      ---------    -------------

NET INCREASE IN CASH . . . . . . .           121          5,706             143
                                        --------      ---------    -------------
CASH AT BEGINNING OF PERIOD. . . .            22          1,408               0
                                        --------      ---------    -------------
CASH AT END OF PERIOD. . . . . . . . . . .   143          7,114             143
                                      ===========   ============    ============
            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES  TO  FINANCIAL  STATEMENTS

1.     MANAGEMENT'S  OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2002 and 2001, and the results of operations for the three months ended June 30, 2002 and 2001, and the changes in cash for the three months ended June 30, 2002 and 2001. The accompanying financial statements have been adjusted as of June 30, 2002 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the remainder of the year.

2.     BASIS  OF  PRESENTATION

Knowledge Foundations, Inc. (a development stage company) ("KFI"), a private Delaware corporation, was incorporated on April 6, 2000 according to the laws of Delaware. On September 18, 2000, KFI was merged into Calipso Inc. ("Calipso"). Under the terms of the merger agreement, all of KFI's outstanding common stock (33,618,500 shares of $0.0001 per value stock) was converted into 33,918,400 shares of $0.001 per value stock of Calipso, Inc. common stock. At the date of the transaction, Calipso had 4,179,600 shares of common stock outstanding. As part of the merger agreement, KFI ceased to exist as a separate legal entity, and Calipso changed its name to Knowledge Foundations, Inc. (the "Company"). The Company had treated the transaction as a reverse acquisition for accounting purposes since the KFI stockholders had control of the combined entity before and after the transaction. As Calipso had no substantive assets, liabilities, or operations as of or through September 18, 2000, the Company recorded the reverse acquisition as a reorganization of the Company's stockholders' equity, with the Company recording the issuance of 4,179,600 shares of the former Calipso stockholders for no consideration. Also the pro forma presentation of the Calipso merger, as if it occurred in April 6, 2000, are not presented as the results would be immaterial to the Company's results.

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

On April 23, 2002, as amended on August 8, 2002, the Company entered into a merger agreement with BSI2000, Inc., a Colorado corporation, whereby BSI2000, Inc. would become a wholly-owned subsidiary of the Company. The Company has not completed due diligence on the transaction and its closing is subject to several conditionsTherefore, the Company is not in a position to assess the probability that the transaction will actually close. (See exhibit 10 filed herewith)

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. In January 2001 most of the programming staff was laid off due to the lack of investment capital.

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

NEW  ACCOUNTING  STANDARD

On April 30, 2002 the Financial Accounting Standards Board (FASB) issued Statement 145, Recission of FASB Statement No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FASB rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB is issued. The Company has elected to adopt FASB as of the beginning of the current fiscal year.
For the quarter ended June 30, 2002, the Company made a payment of $40,398 for release of $89,108 in accounts payable. The settlement resulted in a gain on extinguishment of debt amounting to $48,710. As a result of the adoption of FASB 145, the Company recorded the gain as other income during the quarter ended June 30, 2002 as it did not meet the criteria for treatment as an extraordinary item as provided for in APB Opinion 30. The impact on diluted earnings per share for the quarter ended June 30, 2002 was $.001 per share.

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


5     NOTES  PAYABLE

Convertible  Subordinated  Note  Payable

The Company borrowed $300,000 from an unrelated third party in the form of a convertible subordinated note (the "Note") on April 19, 2000. The Note is subordinated to future borrowings from financial institutions. The Note is unsecured and bears interest at 8% per annum which is payable semi-annually beginning six months after the date of this Note, with the principal together with all accrued but unpaid interest due on April 18, 2003. If an equity financing event occurs where the Company issues common stocks or preferred stocks to one or more unrelated third parties in exchange for at least an aggregate of $3,000,000 or if the Company merges into a publicly traded company and the stockholders of the Company own eighty percent (80%) of the Company on a fully diluted basis after the merger, the holder of this note has the right to convert all or any portion of the outstanding principal amount of this Note into a stated number of shares computed by dividing such principal amount by the conversion price per share offered in the equity financing. In the event the equity financing involves an merger transaction, the conversion price shall be $1.00 per share. Since the Company completed a merger transaction (see Note 1), the Note is currently convertible at $1.00 per share. The outstanding balance on this note payable totaled $300,000 at June 30, 2002.

Due to the accrued interest not being paid as of June 30, 2002, the total accrued interest of $52,817 (included in accrued liabilities) and the Note principal of $300,000 is considered to be in default of the Note terms as of June 30, 2002 and thus, has been classified as a current liability on the balance sheet.

Notes  Payable

The Company has borrowings from third parties totaling $75,000 under unsecured notes payable. These notes payable accrue interest at 6% per annum, and principal and accrued interest are due on or before January 1, 2002, or five days after receipt by the Company of additional debt or equity financing in a sum of $500,000 or more. These notes are verbally extended. Interest expense incurred during the period ended June 30, 2002 was $5,638, which is included in accrued liabilities in the accompanying balance sheet at June 30, 2002.

Notes  Payable  to  Stockholders

The Company borrowed funds from one stockholder totaling $206,000 under unsecured notes payable during the period ended March 31, 2001. These notes payable accrue interest at 6% per annum, and are due on demand (see Note 8).


6.     COMMITMENT

Royalty  Agreement

The Company has entered into an agreement with regard to royalty fees between the Company and one of its officers. In this agreement rights relative to certain software designs have been assigned to the Company. The officer will receive royalties ranging from 2% to 5% on net sales of such software designs sold to others or deployed by the Company in a project for third parties. On June 30, 2002 no amounts are owed under the agreement.


7.     CONTINGENCY

The Company has a potential claim threatened against them by a consultant over consideration with regard to a finder's fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of June 30, 2002 and therefore has not accrued any liability in the accompanying financial statements.

8.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Notes  Payable  to  Shareholders
--------------------------------

The Company borrowed $206,000 from a shareholder, which obligation is a demand note with a principal balance as of June 30, 2002 of $206,000 plus $25,239 of accrued interest at 6% per annum (included in accrued liabilities), payable upon demand. Interest expense incurred during the quarter ended June 30, 2002 was $12,879. Additionally shareholders advanced $42,500 to the Company during the quarter, which totaled $78,017 at June 30, 2002. Such amounts are non-interest bearing and are due on demand

Office  Rent  Expense
---------------------

As of June 30, 2001, the Company had a liability of $25,000 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through June 30, 2002. This amount is non-interest bearing. The total office rent expense was $3,000 for the period ended June 30, 2002.


9.     GAIN  ON  EXTINGUISHMENT  OF  DEBT

The Company made a payment of $40,398 for release of $89,108 in accounts payable. The settlement resulted in a gain on extinguishment of debt amounting to $48,710.

10.     SUBSEQUENT  EVENTS

Knowledge Foundations, Inc. and BSI2000, Inc. announced on May 2, 2002 the signing of an agreement to effectuate a reverse triangular merger whereby BSI2000, Inc. will become a wholly-owned subsidiary of the Company.

The merger is subject to numerous terms and conditions including the approval of BSI2000, Inc. shareholders, the effectiveness of a Form S-4 Registration Statement registering shares of Knowledge Foundations, Inc. to be received by the shareholders of BSI2000, Inc., the receipt of not less than $500,000 by BSI2000, Inc. of working capital on or before July 2, 2002 (which has been received), and the ongoing accuracy and completeness of various representations and warranties being given by the parties, among other conditions. In addition the Company must seek shareholder approval for the distribution of its knowledge engineering software and related software and intellectual properties to the original developers and founders of Knowledge Foundations, Inc. in exchange for the cancellation of approximately 35 million shares owned by certain shareholders. This reorganization and distribution of the intellectual property of Knowledge Foundations, Inc. is also a condition to the completion of the merger and will be subject to the effectiveness of the merger.

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

On August 14, 2002 the Company filed Form S-4 with the Securities and Exchange Commission, which filing is subject review and commentary. Upon completion of the SEC's review and our affecting any changes, which the Commission may require, the S-4 will become effective. At that time KFI and BSI2000 will send proxy materials to shareholders, who will vote on the merger (BSI2000 shareholders only) and on the authorization to spin off the knowledge engineering business KFI shareholders only). If approved by shareholders, it is anticipated that the merger will not occur before October 15, 2002.

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

FAILURE  TO  CONSUMMATE  PENDING  MERGER

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

PART  1  FINANCIAL  INFORMATION

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

Since its inception in April 2000, KF has been in a development mode, has been seeking the completion of the merger with Calipso, has begun the process of commercializing the software and knowledge base engineering process under license, and hired senior software engineers, who were scheduled to produce new releases of the software scheduled for the last half of 2001, and begun initial sales and marketing programs. The programmers were laid off in January 2001 as planned capital investment did not materialize at that time. KF has incurred $53,654 in operating expenses during the quarter ended June 30, 2002 and $1,098,271 during the period from inception (April 6, 2000) through June 30, 2002.

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

Knowledge Foundations' proposed software products are best described as knowledge-based engineering and application development tools. Whereas current information processing applications are limited to informational data content with predictable outcomes, KFI intends to use its software to code human knowledge to assist a user in solving and managing unpredictable problems by answering complex questions such as how, why, and most important - what if?

KFI's management believes its technology will allow organizations to permanently store lessons learned, contracted work products, and intellectual capital as a "knowledge base". Management believes its technology will capture, codify and integrate virtually any form of knowledge into easily accessed and marketable formats. Management hopes that the application of KFI's software tools will provide a production process for building small to large knowledge bases and assist companies in managing a most important asset -- knowledge.

Management intends to provide software manufacturers with the capability to license KFI's software to enhance their own information based applications. Individual users and corporate enterprises alike will be able to permanently store their intellectual capital, work products, experience, and learning in a knowledge base. These knowledge bases will then be able to grow through the introduction of new knowledge and be passed on from generation to generation.

KFI's goal is to patent and establish its unique technology as an "industry standard" for all knowledge based computing and plans to market its technology to the world through licensing agreements.

PART  II   OTHER  INFORMATION

ITEM  1  Legal  Proceedings.

The Company currently has a claim against them by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of June 30, 2002 and therefore has not accrued any liability in the accompanying financial statements.


ITEM  2   Changes  in  Securities.

None.

ITEM  3   Defaults  Upon  Senior  Securities.

Due to the accrued interest not being paid as of March 31, 2001, the total accrued interest of $52,817 and the Note principal of $300,000 is considered to be in default of the Note terms as of June 30, 2002.

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


ITEM  4   Submission  of  Matters  to  a  Vote  of  Securities  Holders.

None during the quarter. On August 14, 2002 the Company filed Form S-4 with the Securities and Exchange Commission, which filing is subject review and commentary. Upon completion of the SEC's review and our affecting any changes, which the Commission may require, the S-4 will become effective. At that time KFI and BSI2000 will send proxy materials to shareholders, who will vote on the merger (BSI2000 shareholders only) and on the authorization to spin off the knowledge engineering business (KFI shareholders only). If approved by shareholders, it is anticipated that the merger will not occur before October 15, 2002.


ITEM  5:  Other  Information.
None


ITEM  6:  Exhibits  and  Reports  on  8-K:

Exhibits.

Exhibit  99.1(a)  CERTIFICATION  PURSUANT  TO  18  U.S.C.  SS  1350

Exhibit  99.1(b)  CERTIFICATION  PURSUANT  TO  18  U.S.C.  SS  1350

Reports  on  Form  8-K.

Form  8-K  filed  May  9,  2002

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  19,  2002               By:
                                     Michael  W.  Dochterman
                                      President  and  Chief  Executive  Officer