Form 10QSB
period 2002-08-30
KNOWLEDGE FOUNDATIONS INC/DE
filed 2002-11-19
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2002
                         Commission File Number 0-28287

                           KNOWLEDGE FOUNDATIONS, INC.
                            (formerly CALIPSO, INC.)
-------------------------------------------------------------------------------

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

As of November 14, 2002 the registrant had 39,133,718 shares of common stock, $.001 par value, issued and outstanding.

                          PART 1  FINANCIAL INFORMATION
                          -----------------------------

ITEM  1          FINANCIAL  STATEMENTS

              KNOWLEDGE FOUNDATIONS, INC. (formerly Calipso, Inc.)
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                         Sept 30, 2002       March 31, 2002
                                                                        Unaudited                Audited
                               ASSETS
 CURRENT ASSETS
     CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                                83   $        22
     OTHER RECEIVABLES . . . . . . . . . . . . . . . . . . . . . . . .                                   60            60
                                                                        ------------------------------------  ------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .                                  143            82


      PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . .                                5,738         7,651
                                                                        ------------------------------------  ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                             5,881   $     7,733
                                                                        ====================================  ============

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     ACCOUNTS PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . .  $                            11,643   $    97,964
     ACCRUED LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .                              395,108       296,140
     NOTES PAYABLE . . . . . . . . . . . . . . . . . . . . . . . . . .                              281,000       281,000
     SUBORDINATED NOTES PAYABLE. . . . . . . . . . . . . . . . . . . .                              300,000       300,000
      DUE TO RELATED PARTIES AND SHAREHOLDER      ADVANCES . . . . . .                              117,632        57,632
                                                                        ------------------------------------  ------------

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .                            1,105,383     1,032,736
                                                                        ------------------------------------  ------------



STOCKHOLDERS' (DEFICIT)
      PREFERRED STOCK - $0.001 par value
      20,000,000 shares authorized, 0 shares issued and outstanding. .                                    0             0
     COMMON STOCK - $.001 par value
      50,000,000 shares authorized, 39,108,000 issued and outstanding.                               39,111        39,111

     ADDITIONAL PAID IN CAPITAL. . . . . . . . . . . . . . . . . . . .                              (16,491)      (16,491)

     DEFICIT ACCUMULATED DURING THE DEVELOPMENT
     STAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (1,122,122)   (1,047,623)
                                                                        ------------------------------------  ------------
TOTAL STOCKHOLDERS' (DEFICIT). . . . . . . . . . . . . . . . . . . . .                           (1,099,502)   (1,025,003)
                                                                        ------------------------------------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT). . . . . . . . . . . . . .  $                             5,881   $     7,733
                                                                        ====================================  ============

             EE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
      For the Three Months and Six Months Ended September 30, 2002 and 2001

                                    UNAUDITED




  3 months . . . . . . . . .  Ended            6 months   Ended         Cumulative
  Sept . . . . . . . . . . .           30   Sept                   30   Inception

                                     2002          2001          2002          2001   thru 9/30/02
                              ------------  ------------  ------------  ------------  --------------
REVENUE. . . . . . . . . . .            -             -             -             -               -
TOTAL COST OF GOODS SOLD . .            -             -             -             -               -
GROSS PROFIT . . . . . . . .            -             -             -             -               -
OPERATING EXPENSES
     DEPRECIATION. . . . . .          957           956         1,913         1,913           9,337
    GENERAL &
   ADMINISTRATIVE  EXPENSES.       47,831        50,799       100,528        96,525       1,137,722
                              ------------  ------------  ------------  ------------  --------------
TOTAL OPERATING EXPENSES . .       48,788        51,755       102,441        98,438       1,147,059
                              ------------  ------------  ------------  ------------  --------------
LOSS FROM OPERATIONS . . . .      (48,786)      (51,755)     (102,441)      (98,438)     (1,147,059)
OTHER INCOME(EXPENSE):
                                  (10,475)      (20,771)      (20,870)
     INTEREST EXPENSE. . . .      (10,442)      (91,200)
                                        -             -             -
     INTEREST INCOME . . . .            -         3,244
     OTHER INCOME. . . . . .            -             -        48,713             -         112,893
                              ============  ============  ------------  ============  --------------
                                  (10,442)     (10,4750        27,942       (20,870)         24,937
                              ------------  ------------                ============  --------------
NET LOSS . . . . . . . . . .  $   (59,230)  $   (62,230)  $   (74,499)  $  (119,308)  $  (1,122,122)
                              ============  ------------  ============  ============  ==============

BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE
(see Note 5) . . . . . . . .  $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
 OUTSTANDING . . . . . . . .   39,133,718    39,108,000    39,133,718    39,108,000

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                 For the Six Months Ended Sept 30, 2002 and 2001

                                   UNAUDITED .




                                            Six Months Ended    Cumulative from
                                            Sept 30,2002        Sept 30,2001       inception thru 9/30/02

CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS. . . . . . . . . . . . . . .  $         (74,499)  $       (119,308)  $            (1,122,122)
 ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
      DEPRECIATION . . . . . . . . . . . .              1,913              1,913                     9,337
       COMMON STOCK ISSUED FOR SERVICES. .                  0                  0                    19,258
       GAIN ON EXTINGUISHMENT OF DEBT. . .            (48,713)          (112,893)
      CHANGES IN ASSETS AND LIABILITIES:
       INCREASE IN OTHER CURRENT ASSETS. .                  0                  0                       (60)
       INCREASE(DECREASE) IN ACCOUNTS
            PAYABLE. . . . . . . . . . . .            (37,608)            (8,172)                  122,036
       INCREASE IN ACCRUED LIABILITIES . .             98,968             99,077                   395,108
       INCREASE IN DUE TO RELATED PARTIES.             60,000             26,000                   120,132
                                            ------------------  -----------------  ------------------------
NET CASH FLOWS PROVIDED BY (USED IN)
           OPERATING ACTIVITIES: . . . . .                 61               (490)                 (569,204)
                                            ------------------  -----------------
 CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY & EQUIPMENT
          AND  SOFTWARE. . . . . . . . . .                  0                  0                   (15,075)
                                            ------------------  -----------------  ------------------------
NET CASH FLOWS USED IN INVESTING
          ACTIVITY . . . . . . . . . . . .                  0                  0                   (15,075)
                                            ------------------  -----------------  ------------------------
CASH FLOWS PROVIDED BY FINANCING
         ACTIVITIES
     PROCEEDS FROM ISSUANCE OF NOTES . . .                  0                  0                   581,000
     PROCEEDS FROM THE SALE OF COMMON
         STOCK . . . . . . . . . . . . . .                  0                  0                     3,362
                                            ------------------  -----------------  ------------------------
NET CASH FLOWS PROVIDED BY FINANCING
         ACTIVITIES. . . . . . . . . . . .                  0                  0                   584,362
                                            ------------------  -----------------  ------------------------

NET INCREASE(DECREASE) IN CASH . . . . . .                 61               (490)                       83
                                            ------------------
CASH AT BEGINNING OF PERIOD. . . . . . . .                 22              1,408                         0
                                            ------------------  -----------------  ------------------------

CASH AT END OF PERIOD. . . . . . . . . . .  $              83   $            918   $                    83
                                            ==================  =================  ========================

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------

1.     MANAGEMENT'S  OPINION

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 2002 and 2001, and the results of operations for the three and six months ended September 30, 2002 and 2001, and the changes in cash for the six months ended September 30, 2002 and 2001. The accompanying financial statements have been adjusted as of September 30, 2002 as required by Item 310
(b) of Regulation S-B to include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the remainder of the year.

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

3.     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

     RISKS  AND  UNCERTAINTIES

     While management believes that the Company can effectively compete because of its technical advances in the type of software created by Dr. Ballard, Chief Science Officer, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding. The Company's viability is substantially dependent upon the ability of current management to effectuate the infusion of capital either as equity or loans into the business. Commencing with the date of the merger, management has been unable to obtain any substantial funding source. As the result of the lack of capital, various personnel of the Company have been terminated, causing a slowdown of Company operations. However certain programming events have continued. A continued lack of capital may cause the Company to cease operations. Should the Company be unable to implement its current plan of operations, which requires an infusion of capital, management would investigate all options available to retain value for the shareholders. Among, but not limited to, the options that would be considered are:

Acquisition of another product or technology, which would create an interest in a capital infusion;

A merger or acquisition of another business entity that has revenue and/or long term growth potential; or

Cease  business  operations  until  such  time  as  funds  are  available.

     The Company has entered into discussions with several entities and consultants for purposes of either capitalizing the Company or in some cases merging with the Company. As part of the discussions, in one instance the Company has executed a letter of understanding pertaining to a merger with the the company (See Note 9) The Company cannot assess the probability that the transaction will proceed, or that the transaction will actually close.

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

     NEW  ACCOUNTING  STANDARD

     On April 30, 2002 the Financial Accounting Standards Board (FASB) issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB is issued. The Company has elected to adopt FASB 145 as of the beginning of the current fiscal year.

     For the quarter ended June 30, 2002, the Company made a payment of $40,395 for release of $89,108 in accounts payable. The settlement resulted in a gain on extinguishment of debt of $48,713. As a result of the adoption of FASB 145, the Company recorded the gain as other income during the quarter ended June 30, 2002 as it did not meet the criteria for treatment as an extraordinary item as provided for in APB Opinion 30. The impact on diluted earnings per share for the quarter ended June 30, 2002 was $.001 per share.

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

5.          NOTES  PAYABLE

     CONVERTIBLE  SUBORDINATED  NOTE  PAYABLE

     The Company borrowed $300,000 from an unrelated third party in the form of a convertible subordinated note (the "Note") on April 19, 2000. The Note is subordinated to future borrowings from financial institutions. The Note is unsecured and bears interest at 8% per annum which is payable semi-annually beginning six months after the date of this Note, with the principal together with all accrued but unpaid interest due on April 18, 2003. If an equity financing event occurs where the Company issues common stocks or preferred stocks to one or more unrelated third parties in exchange for at least an aggregate of $3,000,000 or if the Company merges into a publicly traded company and the stockholders of the Company own eighty percent (80%) of the Company on a fully diluted basis after the merger, the holder of this note has the right to convert all or any portion of the outstanding principal amount of this Note into a stated number of shares computed by dividing such principal amount by the conversion price per share offered in the equity financing. In the event the equity financing involves a merger transaction, the conversion price shall be $1.00 per share. Since the Company completed a merger transaction (see Note 1), the note is currently convertible at $1.00 per share. The outstanding balance on this note payable totaled $300,000 at September 30, 2002.

     Due to the accrued interest not being paid as of September 30, 2002, the total accrued interest of $57,090 (included in accrued liabilities) and the Note principal of $300,000 is considered to be in default of the Note terms as of September 30, 2002 and thus, has been classified as a current liability on the balance sheet.

     NOTES  PAYABLE

     The Company has borrowings from third parties totaling $75,000 under unsecured notes payable. These notes payable accrue interest at 6% per annum, and principal and accrued interest are due on or before January 1, 2002, or five days after receipt by the Company of additional debt or equity financing in a sum of $500,000 or more. These notes are verbally extended, pending until the proposed merger with BSI2000. Interest expense incurred during the period ended September 30, 2002 was $6,788; which is included in accrued liabilities in the accompanying balance sheet at September 30, 2002.

     NOTES  PAYABLE  TO  STOCKHOLDERS

     The Company borrowed funds from one stockholder totaling $206,000 under unsecured notes payable. These notes payable accrue interest at 6% per annum, and are due on demand (see Note 8).

6.     COMMITMENT

     ROYALTY  AGREEMENT

     The Company has entered into an agreement with regard to royalty fees between the Company and one of its officers. In this agreement rights relative to certain software designs have been assigned to the Company. The officer will receive royalties ranging from 2% to 5% on net sales of such software designs sold to others or deployed by the Company in a project for third parties. On September 30, 2002, no amounts are owed under the agreement.

7.     CONTINGENCY

     The Company has a potential claim threatened against them by a consultant over consideration with regard to a finder's fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of September 30, 2002 and therefore has not accrued any liability in the accompanying financial statements.

8.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     NOTES  PAYABLE  TO  SHAREHOLDERS

     The Company borrowed $206,000 from a shareholder, which obligation is a demand note with a principal balance as of September 30, 2002 of $206,000 plus $28,306 of accrued interest at 6% per annum (included in accrued liabilities), payable upon demand. Interest expense incurred during the quarter ended September 30, 2002 was $3,067. Additionally shareholders advanced $14,500 to the Company during the quarter, which totaled $89,632 at September 30, 2002. Such amounts are non-interest bearing and due on demand. These amounts are included on the balance sheet as "Due from related parties and shareholder advances".

     Office  Rent  Expense

     As of September 30, 2002, the Company had a liability of $28,000 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through September 30, 2002. This amount is non-interest bearing. The total office rent expense was $3,000 for the three month period ended September 30, 2002. These amounts are included on the balance sheet as "Due from related parties and shareholder advances".

9.    SUBSEQUENT  EVENTS

     The Company and BSI2000, Inc. announced on May 2, 2002 the signing of an agreement to effectuate a reverse triangular merger whereby BSI2000, Inc. will become a wholly-owned subsidiary of the Company.

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

     BSI2000, Inc., based in Lakewood, CO, is a marketer in the optical card access, tracking and transaction control industry. BSI2000 markets a proprietary family of integrated optical card devices designed to run control software. The card provides secure storage of data such as name, address, social security and taxpayer information; digitized identity photographs, signatures, fingerprints and medical images; updateable account balances and transaction audit trails. BSI2000 systems integrate into existing security, tracking and transaction control systems.

     On August 14, 2002 the Company filed Form S-4 with the Securities and Exchange Commission, which filing is subject review and commentary. Upon completion of the SEC's review and our affecting any changes, which the Commission may require, the S-4 will become effective. At that time KFI and BSI2000 will send proxy materials to shareholders, who will vote on the merger and on the authorization to spin off the knowledge engineering business. If approved by shareholders, it is anticipated that the merger will not occur before December 31, 2002.

ITEM  2.  MANAGEMENT'S  PLAN  OF  OPERATIONS
--------------------------------------------

RISK  FACTORS  AND  CAUTIONARY  STATEMENTS

Cautionary  Statement  Regarding  Forward-Looking  Statements

           The Company's Form 10K-SB, the Company's Annual Report to Shareholders, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

     RISK  FACTORS

IF WE FAIL TO CONSUMMATE OUR PENDING MERGER WITH BSI2000, OUR COMPANY MAY BE DISSOLVED.

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

On October 1, 2002, our definitive merger agreement with BSI2000 became subject to termination. Either BSI or KFI may terminate the merger agreement at any time by giving notice to the other party. To date, neither party has given notice to terminate. However, management is seeking to negotiate an extension to the merger until April 30, 2003. There is no assurance that such an extension will be negotiated but discussions between the parties have been favorable.

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

     our ability to specify, develop, complete, introduce and market new licenses and technologies;

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

     In addition, as a company focused on the development of complex products, we will need to hire additional software engineering staff of various experience levels in order to meet our product road map. The market for skilled employees is extremely limited. We may have even greater difficulty recruiting potential employees if prospective employees perceive the equity component of our compensation package to be less valuable.

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

     Our performance will partially depend on our ability to license leading technologies, enhance our existing services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of new technology entails significant technical and business risks. We cannot predict if we will use new technologies effectively or adapt our products to consumer, vendor, advertising or emerging industry standards. If we were unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, results of operations and financial condition  could  be  materially  adversely  affected.
                                     PART 1
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

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

     During 2000, the Company issued promissory notes totaling $275,000 to sustain operations. Funding for the Company has been accomplished in the form of a $300,000 convertible debenture prior to the merger and by additional advances since the merger. Management is seeking up to $3 million in equity financing necessary to advance its business plan briefly described below and in further detail in its post-merger Form 8K filing filed with the Securities and Exchange Commission in October 2000. There can be no assurance that the Company will be successful in completing any or all of the proposed financing, nor can there be any assurance that the Company will continue to find investors for its promissory notes.

     Since its inception in April 2000, KF has been in a development mode, has been seeking the completion of the merger with Calipso, has begun the process of commercializing the software and knowledge base engineering process under license, and hired senior software engineers, who were scheduled to produce new releases of the software scheduled for the last half of 2001, and begun initial sales and marketing programs. The programmers were laid off in January 2001 as planned capital investment did not materialize at that time. KF has incurred $48,786 in operating expenses during the quarter ended September 30, 2002 and $1,099,227 during the period from inception (April 6, 2000) through September 30, 2002.

     KFI is a developer and promoter of knowledge-based engineering and development software tools. These tools are designed to allow users to build knowledge bases that will capture and code knowledge for increased processing speed, storage capacity and intuitive access. KFI has an exclusive license to market and distribute two generations of knowledge engineering software tools developed by KFI's Chairman and Chief Science Officer, Dr. Richard L. Ballard. Dr. Ballard developed Mark I and II versions of the software for specific government applications, which were purchased by government agencies with a one-time license fee payment in addition to consulting fees. The Mark I and Mark II versions required extensive consulting by trained knowledge engineers (modelers, outliners and programmers) to utilize the software tools. Dr. Ballard is currently working on the Mark III version of the software, which should operate transparently within the MS Windows environment and with extensively more user interface features.

KFI acquired the rights to its technology through a License and Royalty Agreement entered into on April 6, 2000 by and between Richard L. Ballard and Janet J. Pettitt (Ballard), husband and wife, and KFI. The License and Royalty Agreement provides KFI with exclusive and transferable rights to Dr. Ballard's software. Future inventions and software developments using this software technology developed by Dr. Ballard will be the exclusive property of KFI. KFI is currently in technical default of the License and Royalty Agreement due to its inability to obtain capital to fund the development of the software.

KFI's original business plan was to develop the Mark III version of the software, to obtain appropriate intellectual property protection, to provide knowledge engineering services to clients and to resellers and to market its software tools to software application developers under license agreements. KFI's ability to develop the software and provide service to clients was dependent upon KFI successfully obtaining sufficient capital, which the Company has not been able to do. KFI estimates that approximately $1 million in additional capital is needed to complete version 1 of Mark III software tools. KFI was unsuccessful in raising capital for its development and marketing activities during the fiscal year ended March 31, 2002. However, Dr. Ballard has continued to develop certain segments of the Mark III version of KFI's software in spite of the lack of capital to pay him.

In contrast with software tools on the market today, KFI's proprietary machine coding language should be capable of remembering the processes the person operating the computer has used in the past and recording the resultant knowledge recorded as the result of applying the process. KFI's technology will allow organizations to permanently store contracted work products and intellectual capital as knowledge bases. KFI's technology captures, codifies and integrates most forms of knowledge into easily accessed and marketable formats. The application of KFI's software tools will provide a production process for building small to large knowledge bases.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------

ITEM  1  LEGAL  PROCEEDINGS.

The Company currently has a claim against it by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of September 30, 2002 and therefore has not accrued any liability in the accompanying financial statements.

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


ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

None  during  the  quarter.

ITEM  5:  EXHIBITS  AND  REPORTS  ON  8-K:

     Exhibits.

Exhibit  99.1(a)  -  CEO  Certification
Exhibit  99.1(b)  -  CFO  Certification

     Reports  on  Form  8-K.

     Form  8-K  filed  May  9,  2002

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November  18,  2002               By:
                                   Michael  W.  Dochterman
                                   President  and  Chief  Executive  Officer

CERTIFICATION
-------------

I,  Michael  W.  Dochterman,  Chief  Executive  Officer,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Knowledge Foundations, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  18,  2002

By:     /s/  MICHAEL  W.  DOCHTERMAN
        ----------------------------

Michael  W.  Dochterman
Chief  Executive  Officer

CERTIFICATION
-------------

I,  Robert  A.  Dietrich,  Chief  Financial  Officer,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Knowledge Foundations, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  18,  2002

By:     /s/  ROBERT  A.  DIETRICH
        -------------------------

Robert  A.  Dietrich
Chief  Financial  Officer