Form 10QSB/A
period 2002-06-30
KNOWLEDGE FOUNDATIONS INC/DE
filed 2002-12-02
CIK 1099780

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

                   7852 Colgate Avenue, Westminster, CA 92683
               (Address of Principal Executive Offices) (Zip Code)

                                 (626) 444-5494
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of November 25, 2002 the registrant had 39,133,718 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

              KNOWLEDGE FOUNDATIONS, INC. (formerly Calipso, Inc.)
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                      June 30, 2002  March 31, 2002
                                                                        Unaudited        Audited
                               ASSETS
 CURRENT ASSETS
     CASH                                                               $       143    $        22
     OTHER RECEIVABLES                                                           60             60
                                                                        -----------    -----------
TOTAL CURRENT ASSETS                                                            203             82

     PROPERTY AND EQUIPMENT, NET                                              6,695          7,651
                                                                        -----------    -----------

TOTAL ASSETS                                                            $     6,898    $     7,733
                                                                        ===========    ===========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                                   $    17,472    $    97,964
     ACCRUED LIABILITIES                                                    345,567        296,140
     NOTES PAYABLE                                                          281,000        281,000
     SUBORDINATED NOTES PAYABLE                                             300,000        300,000
     DUE TO RELATED PARTIES                                                 103,134         57,632
                                                                        -----------    -----------

TOTAL CURRENT LIABILITIES                                                 1,047,173      1,032,736
                                                                        -----------    -----------

STOCKHOLDERS' (DEFICIT)
     PREFERRED STOCK - $0.001 par value
     20,000,000 shares authorized, 0 shares issued and outstanding                0              0
     COMMON STOCK - $.001 par value
     50,000,000 shares authorized, 39,108,000 issued and outstanding         39,111         39,111

     ADDITIONAL PAID IN CAPITAL                                             (16,491)       (16,491)

     DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE .                  (1,062,895)    (1,047,623)
                                                                        -----------    -----------

TOTAL STOCKHOLDERS' (DEFICIT)                                            (1,040,275)    (1,025,003)
                                                                        -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS'(DEFICIT)                              $     6,898    $     7,733
                                                                        ===========    ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                For the Three Months Ended June 30, 2002 and 2001

                                    UNAUDITED

                                                       Three Months Ended            Cumulative from
                                                 June 30,2002       June 30,2001  inception thru 6/30/02
REVENUE                                          $          0       $          0       $          0

TOTAL COST OF GOODS SOLD                                    0                  0                  0
                                                 ------------       ------------       ------------
GROSS PROFIT                                                0                  0                  0
OPERATING EXPENSES
     DEPRECIATION                                         956                956              8,380
     GENERAL & ADMINISTRATIVE  EXPENSES                52,698             45,727           1,89,891
                                                 ------------       ------------       ------------
TOTAL OPERATING EXPENSES                               53,654             46,683          1,098,271
                                                 ------------                          ------------
LOSS FROM OPERATIONS                                  (53,654)           (46,683)        (1,098,271)
OTHER (INCOME) EXPENSE
     INTEREST EXPENSE                                 (10,328)           (10,395)           (80,758)
     INTEREST INCOME                                       --                 --              3,244
     OTHER INCOME                                      48,710                 --            112,893
                                                 ------------                          ------------
NET LOSS                                         $    (15,272)      $    (57,078)      $ (1,062,892)
                                                 ============       ============       ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
(see Note 5)                                     $      (0.01)      $      (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                        39,133,718         39,108,000

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                For the Three Months Ended June 30, 2002 and 2001

                                    UNAUDITED

                                                          Three Months Ended            Cumulative from
                                                     June 30,2002   June 30,2001    inception thru 6/30/02
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                        $    (15,269)  $    (57,078)        $   (922,262)
                                                                                         ============
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
      DEPRECIATION                                            956            956                3,354
       COMMON STOCK ISSUED FOR SERVICES                         0              0               10,000
       GAIN ON EXTINGUISHMENT OF DEBT                     (48,713)
      CHANGES IN ASSETS AND LIABILITIES:
       INCREASE IN OTHER CURRENT ASSETS                         0              0                  (60)
                                                                                         ------------
       INCREASE IN ACCOUNTS PAYABLE                       (31,780)       (10,671)             166,125
       INCREASE IN ACCRUED LIABILITIES                     49,427         49,499              147,669
       INCREASE IN DUE TO RELATED PARTIES                  45,500         23,000               33,000
                                                     ------------   ------------         ------------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES:                                                   121          5,706             (562,174)
                                                     ------------   ------------
 CASH FLOWS FROM INVESTING ACTIVITIES

PURCHASE OF PROPERTY & EQUIPMENT AND  SOFTWARE                  0              0              (15,075)
                                                     ------------   ------------         ------------

NET CASH FLOWS USED IN INVESTING ACTIVITY                       0              0              (15,075)
                                                     ------------   ------------         ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     PROCEEDS FROM ISSUANCE OF NOTES                            0              0              581,000

     PROCEEDS FROM THE SALE OF COMMON STOCK                     0              0                3,362
                                                     ------------   ------------         ------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 0              0              584,362
                                                     ------------   ------------

NET INCREASE IN CASH                                          121   $      5,706         $      7,114
                                                     ------------
CASH AT BEGINNING OF PERIOD                                    22          1,408                    0
                                                     ------------   ------------

CASH AT END OF PERIOD                                         143   $      7,114         $      7,114
                                                     ============   ============         ============

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

On April 23, 2002, as amended on August 8, 2002, the Company entered into a merger agreement with BSI2000, Inc., a Colorado corporation, whereby BSI2000, Inc. would become a wholly-owned subsidiary of the Company. The Company has not completed due diligence on the transaction and its closing is subject to several conditions. Therefore, the Company is not in a position to assess the probability that the transaction will actually close. (See exhibit 10 filed herewith)

The Company is a start-up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. In January 2001 most of the programming staff was laid off due to the lack of investment capital.

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

Due to the accrued interest not being paid as of June 30, 2002, the total accrued interest of $52,817 and the Note principal of $300,000 is considered to be in default of the Note terms as of June 30, 2002 and thus, has been classified as a current liability on the balance sheet.

Notes Payable

The Company has borrowings from third parties totaling $75,000 under unsecured notes payable. These notes payable accrue interest at 6% per annum, and principal and accrued interest are due on or before January 1, 2002, or five days after receipt by the Company of additional debt or equity financing in a sum of $500,000 or more. These notes are verbally extended. Interest expense incurred during the period ended June 30, 2002 was $5638, which is included in accrued interest in the accompanying balance sheet at June 30, 2002.

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

9. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payable to Shareholders

The Company borrowed $206,000 from a shareholder, which obligation is a demand note with a principal balance as of June 30, 2002 of $206,000 plus $25,239 of accrued interest at 6% per annum, payable upon demand. Additionally shareholders advanced $42,500 to the Company during the quarter.

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

11. GAIN ON EXTINGUISHMENT OF DEBT

      The Company made a payment of $40,396.08 for release of $89,108 in accounts payable. The settlement resulted in a gain on extinguishment of debt amounting to $48,713.

12. SUBSEQUENT EVENTS

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

On August 14, 2002 the Company filed Form S-4 with the Securities and Exchange Commission, which filing is subject to review and commentary. Upon completion of the SEC's review and our affecting any changes, which the Commission may require, the S-4 will become effective. At that time KFI and BSI2000 will send proxy materials to shareholders, who will vote on the merger (BSI2000 shareholders only) and on the authorization to spin off the knowledge engineering business (KFI shareholders only). If approved by shareholders, it is anticipated that the merger will not occur before October 15, 2002.

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

      There is little historical financial information that is useful in evaluating our business, prospects and future operating results. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. We expect our future operating results to fluctuate significantly from quarter to quarter. If our operating results fail to meet or exceed the expectations of analysts or investors, our stock price would likely decline substantially. Factors that are likely to cause our results to fluctuate include the following:

      o the gain or loss of significant customers or significant changes in purchasing volume;

      o the amount and timing of our operating expenses and capital expenditures;

      o changes in the volume of our licensing revenue and pricing concessions;

      o     the timing, rescheduling or cancellation of customer orders;

      o     the varying length of our licensing cycles;

      o the availability and pricing of competing products and technologies and the resulting effect on licensing of our products;

      o our ability to specify, develops, complete, introduce and market new licenses and technologies;

      o the rate of adoption and acceptance of new industry standards in our target markets;

      o     changes in the mix of technology we license; and

      o     changes in the average licensing rate of our products.

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

      The technology products market involves certain characteristics that expose our existing and future technologies, and methodologies to the risk of obsolescence. These characteristics included the following:

      o     rapid changes in technology;

      o     rapid changes in user and customer requirements;

      o frequent new service or product introductions embodying new technologies; and

      o     the emergence of new industry standards and practices.

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

ITEM 5: Other Information. None

ITEM 6: Exhibits and Reports on 8-K:

Exhibits.

Exhibit 99.1 CEO and CFO Certifications

Reports on Form 8-K.

Form 8-K filed May 9, 2002 under Item 5: Other Events.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 26, 2002           By: /s/ Michael W. Dochterman
                                      ----------------------------------------
                                      Michael W. Dochterman
                                      President and Chief Executive Officer