Form 10QSB/A
period 2002-06-30
KNOWLEDGE FOUNDATIONS INC/DE
filed 2003-01-06
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A2

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

As of January 3, 2003 the registrant had 39,133,718 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

              KNOWLEDGE FOUNDATIONS, INC. (formerly Calipso, Inc.)
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                             June 30, 2002         March 31, 2002
                                                                               Unaudited              Audited
                               ASSETS
CURRENT ASSETS
     CASH                                                                     $       143           $        22
     OTHER RECEIVABLES                                                                 60                    60
                                                                              -----------           -----------
TOTAL CURRENT ASSETS                                                                  203                    82

     PROPERTY AND EQUIPMENT, NET                                                    6,695                 7,651
                                                                              -----------           -----------

TOTAL ASSETS                                                                  $     6,898           $     7,733
                                                                              ===========           ===========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                                         $    17,472           $    97,964
     ACCRUED LIABILITIES                                                          345,567               296,140
     NOTES PAYABLE                                                                281,000               281,000
     SUBORDINATED NOTES PAYABLE                                                   300,000               300,000
     DUE TO RELATED PARTIES                                                       103,134                57,632
                                                                              -----------           -----------

TOTAL CURRENT LIABILITIES                                                       1,047,173             1,032,736
                                                                              -----------           -----------

STOCKHOLDERS' (DEFICIT)
     PREFERRED STOCK - $0.001 par value
     20,000,000 shares authorized, 0 shares issued and outstanding                      0                     0
     COMMON STOCK - $.001 par value
     50,000,000 shares authorized, 39,108,000 issued and outstanding               39,111                39,111

     ADDITIONAL PAID IN CAPITAL                                                   (16,491)              (16,491)

     DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE.                         (1,062,895)           (1,047,623)
                                                                              -----------           -----------

TOTAL STOCKHOLDERS' (DEFICIT)                                                  (1,040,275)           (1,025,003)
                                                                              -----------           -----------

TOTAL LIABILITIES & STOCKHOLDERS'(DEFICIT)                                    $     6,898           $     7,733
                                                                              ===========           ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                For the Three Months Ended June 30, 2002 and 2001

                                    UNAUDITED

                                              Three Months Ended                 Cumulative from
                                     June 30,2002           June 30,2001      inception thru 6/30/02
REVENUE                              $          0           $          0           $         0

TOTAL COST OF GOODS SOLD                        0                      0                     0
                                     ------------           ------------           -----------
GROSS PROFIT                                    0                      0                     0
OPERATING EXPENSES
     DEPRECIATION                             956                    956                 8,380
     GENERAL & ADMINISTRATIVE
     EXPENSES                              52,698                 45,727              1,89,891
                                     ------------           ------------           -----------
TOTAL OPERATING EXPENSES                   53,654                 46,683             1,098,271
                                     ------------                                  -----------
LOSS FROM OPERATIONS                      (53,654)               (46,683)           (1,098,271)
OTHER (INCOME) EXPENSE
     INTEREST EXPENSE                     (10,328)               (10,395)              (80,758)
     INTEREST INCOME                           --                     --                 3,244
     OTHER INCOME                          48,710                     --               112,893
                                     ------------                                  -----------
NET LOSS                             $    (15,272)          $    (57,078)          $(1,062,892)
                                     ============           ============           ===========

BASIC AND DILUTED EARNINGS
(LOSS) PER SHARE (see Note 5)        $      (0.01)          $      (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              39,133,718             39,108,000

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                For the Three Months Ended June 30, 2002 and 2001

                                    UNAUDITED

                                                              Three Months Ended             Cumulative from
                                                        June 30,2002       June 30,2001   inception thru 6/30/02
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                             $(15,269)          $(57,078)          $(922,262)
                                                                                                =========
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     DEPRECIATION                                              956                956               3,354
       COMMON STOCK ISSUED FOR SERVICES                          0                  0              10,000
       GAIN ON EXTINGUISHMENT OF DEBT                      (48,713)
     CHANGES IN ASSETS AND LIABILITIES:
       INCREASE IN OTHER CURRENT ASSETS                          0                  0                 (60)
                                                                                                ---------
       INCREASE IN ACCOUNTS PAYABLE                        (31,780)           (10,671)            166,125
       INCREASE IN ACCRUED LIABILITIES                      49,427             49,499             147,669
       INCREASE IN DUE TO RELATED PARTIES                   45,500             23,000              33,000
                                                          --------           --------           ---------
NET CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                                          121              5,706            (562,174)
                                                          --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY & EQUIPMENT
AND SOFTWARE                                                     0                  0             (15,075)
                                                          --------           --------           ---------
NET CASH FLOWS USED IN INVESTING
ACTIVITY                                                         0                  0             (15,075)
                                                          --------           --------           ---------
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES
     PROCEEDS FROM ISSUANCE OF NOTES                             0                  0             581,000

     PROCEEDS FROM THE SALE OF COMMON STOCK                      0                  0               3,362
                                                          --------           --------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                  0                  0             584,362
                                                          --------           --------

NET INCREASE IN CASH                                           121           $  5,706           $   7,114
                                                          --------
CASH AT BEGINNING OF PERIOD                                     22              1,408                   0
                                                          --------           --------

CASH AT END OF PERIOD                                          143           $  7,114           $   7,114
                                                          ========           ========           =========

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

Item 2. Management's Plan of Operations

RISK FACTORS AND CAUTIONARY STATEMENTS

Cautionary Statement Regarding Forward-Looking Statements

      The Company's Form 10K-SB, the Company's Annual Report to Shareholders, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

ITEM 4 Submission of Matters to a Vote of Securities Holders.

None during the quarter. On August 14, 2002 the Company filed Form S-4 with the Securities and Exchange Commission, which filing is subject to review and comment. Upon completion of the SEC's review and our affecting any changes, which the Commission may require, the S-4 will become effective. At that time KFI and BSI2000 will send proxy materials to shareholders, who will vote on the merger (BSI2000 shareholders only) and on the authorization to spin off the knowledge engineering business (KFI shareholders only). If approved by shareholders, it is anticipated that the merger will not occur before October 15, 2002.

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


Dated: January 6, 2003                 By: /s/ Michael W. Dochterman
                                           -------------------------------------
                                           Michael W. Dochterman
                                           President and Chief Executive Officer

                                  CERTIFICATION

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

Date: January 6, 2003


            By: /s/ Michael W. Dochterman
                ------------------------------

                Michael W. Dochterman
                Chief Executive Officer

                                  CERTIFICATION

I, Robert A. Dietrich, Chief Executive Officer, certify that:

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

Date: January 6, 2003


            By: /s/ Robert A. Dietrich
                ------------------------------

                Robert A. Dietrich
                Chief Executive Officer