Form 10QSB/A
period 2002-09-30
KNOWLEDGE FOUNDATIONS INC/DE
filed 2003-01-06
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A1

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

                                                                        Sept 30, 2002         March 31, 2002
                                                                          Unaudited              Audited
                               ASSETS
CURRENT ASSETS
     CASH                                                                $        83           $        22
     OTHER RECEIVABLES                                                            60                    60
                                                                         -----------           -----------
TOTAL CURRENT ASSETS                                                             143                    82

     PROPERTY AND EQUIPMENT, NET                                               5,738                 7,651
                                                                         -----------           -----------

TOTAL ASSETS                                                             $     5,881           $     7,733
                                                                         ===========           ===========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                                    $    11,643           $    97,964
     ACCRUED LIABILITIES                                                     395,108               296,140
     NOTES PAYABLE                                                           281,000               281,000
     SUBORDINATED NOTES PAYABLE                                              300,000               300,000
     DUE TO RELATED PARTIES AND SHAREHOLDER ADVANCES                         117,632                57,632
                                                                         -----------           -----------

TOTAL CURRENT LIABILITIES                                                  1,105,383             1,032,736
                                                                         -----------           -----------

STOCKHOLDERS' (DEFICIT)
     PREFERRED STOCK - $0.001 par value
     20,000,000 shares authorized, 0 shares issued and outstanding                 0                     0
     COMMON STOCK - $.001 par value
     50,000,000 shares authorized, 39,108,000 issued and outstanding          39,111                39,111

     ADDITIONAL PAID IN CAPITAL                                              (16,491)              (16,491)

     DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (1,122,122)           (1,047,623)
                                                                         -----------           -----------
TOTAL STOCKHOLDERS' (DEFICIT)                                             (1,099,502)           (1,025,003)
                                                                         -----------           -----------

TOTAL LIABILITIES & STOCKHOLDERS' (DEFICIT)                              $     5,881           $     7,733
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

                                    UNAUDITED

                                                                                                                Cumulative
                                    For the Three Months Ended           For the Six Months Ended             inception thru
                                  Sept 30, 2002     Sept 30, 2001     Sept 30, 2002     Sept 30, 2001            9/30/02
REVENUE                           $         --      $         --      $         --      $         --           $        --
TOTAL COST OF GOODS SOLD                    --                --                --                --                    --
GROSS PROFIT                                --                --                --                --                    --
OPERATING EXPENSES
     DEPRECIATION                          957               956             1,913             1,913                 9,337
     GENERAL &
     ADMINISTRATIVE  EXPENSES           47,831            50,799           100,528            96,525             1,137,722
                                  ------------      ------------      ------------      ------------           -----------
TOTAL OPERATING EXPENSES                48,788            51,755           102,441            98,438             1,147,059
                                  ------------      ------------      ------------      ------------           -----------
LOSS FROM OPERATIONS                   (48,786)          (51,755)         (102,441)          (98,438)           (1,147,059)
OTHER INCOME(EXPENSE):
     INTEREST EXPENSE                  (10,442)          (10,475)          (20,771)          (20,870)              (91,200)

     INTEREST INCOME                        --                --                --                --                 3,244

     OTHER INCOME                           --                --            48,713                --               112,893
                                  ------------      ------------      ------------      ------------           -----------
                                       (10,442)         (10,4750            27,942           (20,870)               24,937
                                  ------------      ------------      ------------      ------------           -----------
NET LOSS                          $    (59,230)     $    (62,230)     $    (74,499)     $   (119,308)          $(1,122,122)
                                  ============      ============      ============      ============           ===========

    BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE
       (see Note 5)               $      (0.01)     $      (0.01)     $      (0.01)     $      (0.01)

    WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
      OUTSTANDING                   39,133,718        39,108,000        39,133,718        39,108,000

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                 For the Six Months Ended Sept 30, 2002 and 2001

                                   UNAUDITED.

                                                               Six Months Ended               Cumulative from
                                                       Sept 30,2002        Sept 30,2001    inception thru 9/30/02
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                            $(74,499)          $(119,308)          $(1,122,122)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
     DEPRECIATION                                           1,913               1,913                 9,337
        COMMON STOCK ISSUED FOR SERVICES                        0                   0                19,258
        GAIN ON EXTINGUISHMENT OF DEBT                    (48,713)                                 (112,893)
     CHANGES IN ASSETS AND LIABILITIES:
        INCREASE IN OTHER CURRENT ASSETS                        0                   0                   (60)
        INCREASE(DECREASE) IN ACCOUNTS PAYABLE            (37,608)             (8,172)              122,036
        INCREASE IN ACCRUED LIABILITIES                    98,968              99,077               395,108
        INCREASE IN DUE TO RELATED PARTIES                 60,000              26,000               120,132
                                                         --------           ---------           -----------
NET CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:                                          61                (490)             (569,204)
                                                         --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASE OF PROPERTY & EQUIPMENT AND  SOFTWARE                  0                   0               (15,075)
                                                         --------           ---------           -----------
NET CASH FLOWS USED IN INVESTING ACTIVITY                       0                   0               (15,075)
                                                         --------           ---------           -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     PROCEEDS FROM ISSUANCE OF NOTES                            0                   0               581,000
     PROCEEDS FROM THE SALE OF COMMON STOCK                     0                   0                 3,362
                                                         --------           ---------           -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 0                   0               584,362
                                                         --------           ---------           -----------

NET INCREASE(DECREASE) IN CASH                                 61                (490)                   83
                                                         --------
CASH AT BEGINNING OF PERIOD                                    22               1,408                     0
                                                         --------           ---------           -----------

CASH AT END OF PERIOD                                    $     83           $     918           $        83
                                                         ========           =========           ===========

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

      The Company has entered into discussions with several entities and consultants for purposes of either capitalizing the Company or in some cases merging with the Company. As part of the discussions, in one instance the Company has executed a letter of understanding pertaining to a merger with the company (See Note 9) The Company cannot assess the probability that the transaction will proceed, or that the transaction will actually close.

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

      o our ability to specify, develop, complete, introduce and market new licenses and technologies;

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

ITEM 3 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

ITEM 4 Submission of Matters to a Vote of Securities Holders.

None during the quarter.

ITEM 5: Exhibits and Reports on 8-K:

      Exhibits.
      Exhibit 99.1 CEO & CFO Certifications
      Reports on Form 8-K.
      None

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

Date: January 6, 2003


            By: /s/ Michael W. Dochterman
                -----------------------------

                Michael W. Dochterman
                Chief Executive Officer

CERTIFICATION

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

Date: January 6, 2003


            By: /s/ Robert A. Dietrich
                -----------------------------

                Robert A. Dietrich
                Chief Financial Officer