Form 10QSB
period 2002-12-31
KNOWLEDGE FOUNDATIONS INC/DE
filed 2003-02-19
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       FOR PERIOD ENDED DECEMBER 31, 2002

                       Commission File Number     0-28287

                           KNOWLEDGE FOUNDATIONS, INC.
                            (formerly Calipso, Inc.)

           DELAWARE                              88-0418749
  (State  of  Incorporation)            (I.R.S. Employer ID Number

                   7852 COLGATE AVENUE, WESTMINSTER, CA 92683
               (Address of Principal Executive Offices) (Zip Code)

                                 (949) 857 1133
              (Registrant's telephone number, including area code)

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

As of February 13, 2003 the registrant had 39,133,718 shares of common stock, $.001 par value, issued and outstanding.

PART  1  FINANCIAL  INFORMATION

ITEM  1     FINANCIAL  STATEMENTS

                           KNOWLEDGE FOUNDATIONS, INC.
                            (formerly Calipso, Inc.)
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                               Dec.31,2002    Mar.31, 2002
                                                                 (unaudited)       (audited)
ASSETS
  Current assets
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $         23   $          22
     Other receivables. . . . . . . . . . . . . . . . . . . .            60              60
                                                               -------------  --------------
  Total current assets. . . . . . . . . . . . . . . . . . . .            83              82

Property and equipment, net . . . . . . . . . . . . . . . . .         4,782           7,651
                                                               -------------  --------------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . .         4,865           7,733
                                                               =============  ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
  Current liabilities
     Accounts payable . . . . . . . . . . . . . . . . . . . .        19,148          97,964
     Accrued liabilities. . . . . . . . . . . . . . . . . . .       444,649         296,140
     Notes payable. . . . . . . . . . . . . . . . . . . . . .       281,000         281,000
     Subordinated notes payable . . . . . . . . . . . . . . .       300,000         300,000
     Due to related parties and shareholder advances. . . . .       120,632          57,632
                                                               -------------  --------------
  Total current liabilities . . . . . . . . . . . . . . . . .     1,165,429       1,032,736
                                                               -------------  --------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock - $0.001 par value; 20,000,000 authorized,
     no shares issued and outstanding . . . . . . . . . . . .             -               -
  Common stock - $0.001 par value; 50,000,000 authorized,
     39,133,718 issued and outstanding. . . . . . . . . . . .        39,111          39,111
  Additional paid-in capital. . . . . . . . . . . . . . . . .       (16,491)        (16,491)
  Deficit accumulated during the development stage. . . . . .    (1,183,184)     (1,047,623)
                                                               -------------  --------------
Total stockholders' (deficit) . . . . . . . . . . . . . . . .    (1,160,564)     (1,025,003)
                                                               -------------  --------------

Total liabilities and stockholders' (deficit) . . . . . . . .         4,865           7,733
                                                               =============  ==============

            See accompanying notes to condensed financial statements.

                           KNOWLEDGE FOUNDATIONS, INC.
                            (formerly Calipso, Inc.)
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                    UNAUDITED

                                   Three months ended    Nine Months ended    Inception
                                   thru
                                              12/31/02             12/31/01      12/31/02      12/31/01      12/31/02
                                   --------------------  -------------------  ------------  ------------  ------------
Revenue . . . . . . . . . . . . .  $                 -   $                -   $         -   $         -   $         -
Total cost of goods sold. . . . .                    -                    -             -             -             -
Gross profit. . . . . . . . . . .                    -                    -             -             -             -
Operating expenses
     Depreciation . . . . . . . .                  956                  956         2,869         2,869        10,293
    General and administrative. .               49,664               42,295       150,192       138,821     1,187,386
                                   --------------------  -------------------  ------------  ------------  ------------
Total operating expenses. . . . .               50,620               43,251       153,061       141,690     1,197,679
                                   --------------------  -------------------  ------------  ------------  ------------
Loss from operations. . . . . . .              (50,620)             (43,251)     (153,061)     (141,690)   (1,197,679)
Other income (expense)
     Interest expense . . . . . .              (10,442)             (10,475)      (31,212)      (31,346)     (101,642)
     Interest income. . . . . . .                    -                    -             -             -         3,244
     Other income . . . . . . . .                    -               64,180        48,713        64,180       112,893
                                   --------------------  -------------------  ------------  ------------  ------------
                                               (10,442)              53,705        17,501        32,834        14,495
                                   --------------------  -------------------                ============  ------------
Net loss. . . . . . . . . . . . .  $           (61,062)  $           10,454   $  (135,560)  $  (108,856)  $(1,183,184)
                                   ====================  ===================  ============  ============  ============

Basic and diluted earnings (loss)
   per share (see Note 5) . . . .  $             (0.01)  $             0.01   $     (0.01)  $     (0.01)

Weighed average number of
   common shares outstanding. . .           39,133,718           39,108,000    39,133,718    39,108,000

            See accompanying notes to condensed financial statements.

                           KNOWLEDGE FOUNDATIONS, INC.
                            (formerly Calipso, Inc.)
                          (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED DEC 31, 2002 AND 2001

                                   UNAUDITED .

                                                           Nine months ended     Inception thru
                                                                      12/31/02             12/31/01              12/31/02
                                                           --------------------  -------------------  --------------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . .  $          (135,560)  $         (108,855)  $        (1,183,184)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
      Depreciation. . . . . . . . . . . . . . . . . . . .                2,869                2,869                10,293
      Common stock issued for services. . . . . . . . . .                    -                    -                19,258
      Gain on extinguishment of debt. . . . . . . . . . .              (48,713)             (64,180)             (112,893)
     Changes in assets and liabilities:
      Increase in other current assets. . . . . . . . . .                    -                    -                   (60)
      Increase (decrease) in accounts payable . . . . . .              (30,103)              (8,172)              132,041
      Increase in accrued liabilities . . . . . . . . . .              148,508              148,656               444,649
      Increase in amounts due to related parties. . . . .               63,000               42,017               120,632
                                                           --------------------  -------------------  --------------------
Net cash provided by (used in ) operating activities. . .                    1               (9,941)             (569,264)
                                                           --------------------  -------------------  --------------------

Cash flows used in investing activities:
   Purchase of property, equipment, and software. . . . .                    -                    -               (15,075)
                                                           --------------------  -------------------  --------------------
Net cash used in investing activities . . . . . . . . . .                    -                    -               (15,075)
                                                           --------------------  -------------------  --------------------

Cash flows provided by financing activities:
   Proceeds from issuance of notes. . . . . . . . . . . .                    -                    -               581,000
   Proceeds from the sale of common stock . . . . . . . .                    -                9,260                 3,362
                                                           --------------------  -------------------  --------------------
Net cash provided by financing activities . . . . . . . .                    -                9,260               584,362
                                                           --------------------  -------------------  --------------------

Net increase (decrease_ in cash . . . . . . . . . . . . .                    1                 (681)                   23
Cash at beginning of period . . . . . . . . . . . . . . .                   22                1,408                     -
                                                           --------------------  -------------------  --------------------
Cash at end of period . . . . . . . . . . . . . . . . . .  $                23   $              727   $                23
                                                           ====================  ===================  ====================

            See accompanying notes to condensed financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.     MANAGEMENT'S  OPINION

     In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2002 and 2001, and the results of operations for the three and nine months ended December 31, 2002 and 2001, and the changes in cash for the nine months ended December 30, 2002 and 2001. The accompanying financial statements have been adjusted as of December 31, 2002 as required by Item 310
(b) of Regulation S-B to include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the remainder of the year.

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

Following discussions with potential merger candidates, the Company entered into a merger agreement with BSI2000, Inc. ("BSI2000") (See Note 9). The Company cannot assess the probability that the transaction will proceed, or that the transaction will actually close.

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

5.          NOTES  PAYABLE

     CONVERTIBLE  SUBORDINATED  NOTE  PAYABLE

     The Company borrowed $300,000 from an unrelated third party in the form of a convertible subordinated note (the "Note") on April 19, 2000. The Note is subordinated to future borrowings from financial institutions. The Note is unsecured and bears interest at 8% per annum which is payable semi-annually beginning six months after the date of this Note, with the principal together with all accrued but unpaid interest due on April 18, 2003. If an equity financing event occurs where the Company issues common stock or preferred stock to one or more unrelated third parties in exchange for at least an aggregate of $3,000,000 or if the Company merges into a publicly traded company and the stockholders of the Company own eighty percent (80%) of the Company on a fully diluted basis after the merger, the holder of this note has the right to convert all or any portion of the outstanding principal amount of this Note into a stated number of shares computed by dividing such principal amount by the conversion price per share offered in the equity financing. In the event the equity financing involves a merger transaction, the conversion price shall be $1.00 per share. Since the Company completed a merger transaction (see Note 1), the note is currently convertible at $1.00 per share. The outstanding balance on this note payable totaled $300,000 at December 31, 2002.

     Due to the accrued interest not being paid as of December 31, 2002, the total accrued interest of $63,223 (included in accrued liabilities) and the Note principal of $300,000 is considered to be in default of the Note terms as of December 31, 2002 and thus, has been classified as a current liability on the balance sheet.

     NOTES  PAYABLE

     The Company has borrowings from third parties totaling $75,000 under unsecured notes payable. These notes payable accrue interest at 6% per annum, and principal and accrued interest are due on or before January 1, 2002, or five days after receipt by the Company of additional debt or equity financing in a sum of $500,000 or more. These notes are verbally extended, pending until the proposed merger with BSI2000. Interest expense incurred during the period ended December 31, 2002 was $7,913; which is included in accrued liabilities in the accompanying balance sheet at December 31, 2002.

     NOTES  PAYABLE  TO  STOCKHOLDERS

     The Company borrowed funds from one stockholder totaling $206,000 under unsecured notes payable. These notes payable accrue interest at 6% per annum, and are due on demand (see Note 8).

6.     COMMITMENT

     ROYALTY  AGREEMENT

     The Company has entered into an agreement with regard to royalty fees between the Company and one of its officers. In this agreement rights relative to certain software designs have been assigned to the Company. The officer will receive royalties ranging from 2% to 5% on net sales of such software designs sold to others or deployed by the Company in a project for third parties. On December 31, 2002, no amounts are owed under the agreement.

7.     CONTINGENCY

     The Company has a potential claim threatened against them by a consultant over consideration with regard to a finder's fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of December 31, 2002 and therefore has not accrued any liability in the accompanying financial statements.

8.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     NOTES  PAYABLE  TO  SHAREHOLDERS

     The Company borrowed $206,000 from a shareholder, which obligation is a demand note with a principal balance as of December 31, 2002 of $206,000 plus $31,396 of accrued interest at 6% per annum (included in accrued liabilities), payable upon demand. Interest expense incurred during the quarter ended December 31, 2002 was $3,090. Additionally shareholders have advanced $89,632 to the Company as of December 31, 2002. Such amounts are non-interest bearing and due on demand. These amounts are included on the balance sheet as "Due from related parties and shareholder advances".

     OFFICE  RENT  EXPENSE

     As of December 31, 2002, the Company had a liability of $31,000 due to one of the principal stockholders for renting a portion of his residence (on a month-to-month basis) used as the Company's office for the period of April 6, 2000 through December 31, 2002. This amount is non-interest bearing. The total office rent expense was $3,000 for the three month period ended December 31, 2002. These amounts are included on the balance sheet as "Due from related parties and shareholder advances".

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

     On August 14, 2002 the Company filed a Form S-4 with the Securities and Exchange Commission. With completion of the SEC's review, the S-4 became effective on February 13, 2003. KFI and BSI2000 will send proxy materials to shareholders, who will vote on the merger and on the authorization to spin off the knowledge engineering business. If approved by shareholders, it is anticipated that the merger will not occur before March 12, 2003.


ITEM  2.  MANAGEMENT'S  PLAN  OF  OPERATIONS
--------------------------------------------

RISK  FACTORS  AND  CAUTIONARY  STATEMENTS

Cautionary  Statement  Regarding  Forward-Looking  Statements

     The Company's Form 10-KSB, the Company's Annual Report to Shareholders, any Form 10-QSB or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

     RISK  FACTORS

IF WE FAIL TO CONSUMMATE OUR PENDING MERGER WITH BSI2000, OUR COMPANY MAY BE DISSOLVED.

     As a result of our belief that we could not raise the financing necessary to complete the research and development necessary to bring our licensed software to market or if completed, to properly market and distribute the licensed software, we entered into a definitive merger agreement on April 23, 2002 to merge a newly-formed wholly-owned subsidiary of ours, KFI, Inc., with and into BSI2000, Inc., a Colorado corporation ("BSI2000"). BSI2000 is a marketer of a proprietary family of integrated optical card devices designed to run control software. One of the conditions to completing this merger is the spin-out to certain shareholders of ours of all our existing technology and related licenses. Failure to consummate the merger could result in the cessation of our operations and the termination of our Company.

On April 1, 2003, our definitive merger agreement with BSI2000 will become subject to termination. As of April 1, 2003, if the merger has not been consummated, either BSI or KFI may terminate the merger agreement at any time by giving notice to the other party. However the Form S-4 with the Securities and Exchange Commission became effective on February 13, 2003, and meetings to approve the merger and spin-off are anticipated to occur on or before March 12, 2003. KFI and BSI2000 have agreed to send proxy materials to shareholders, who will vote on the merger and on the authorization to spin off the knowledge engineering business.

OUR SOLE ASSET WILL BE RELINQUISHED IF THE MERGER IS NOT CONSUMMATED BY MARCH 31, 2003.
     Our sole asset is our software, which is in the alpha stage of development. Under the licensing agreement with Dr. Ballard, Dr. Ballard has the right to terminate the licensing agreement after giving notice to KFI. Termination of the licensing agreement would result in the loss of KFI's sole asset. KFI is currently in default on the licensing agreement due to KFI's failure to raise sufficient capital. On December 27, 2002, Dr. Ballard gave notice to KFI of KFI's default on the licensing agreement. Dr. Ballard has given KFI ninety days to cure the default, which may be done by completing the spin off. Therefore, if the merger is not closed by March 31, 2003, we will no longer own any assets. WE PROBABLY WILL NOT BE ABLE TO RAISE FURTHER FINANCING OR IT MAY ONLY BE
AVAILABLE  ON  TERMS  UNFAVORABLE  TO  OUR  STOCKHOLDERS  OR  US.

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

     Our common stock trades on the OTC Bulletin Board under the symbol "KNFD.OB." The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. Effective sometime in 2003 or early 2004, the OTC Bulletin Board will no longer offer companies a market on which to trade. The new BBX Exchange, which is intended to replace the OTC Bulletin Board, will have stricter listing standards. Management intends to apply to be listed on the BBX Exchange as soon as applications become available but there is no assurance that we will meet the minimum criteria required. If we fail to meet the BBX Exchange listing requirements, then we will be forced to trade solely on the pink sheets, a market with very limited liquidity and minimal listing standards. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares that do not trade on a public market.

OUR  COMMON  STOCK  IS  SUBJECT  TO  PENNY  STOCK  REGULATION.

     Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

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

FINANCIAL  INFORMATION
----------------------

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

The Merger between Calipso and KF was effective with the concurrent filing of a Certificate of Merger with the Secretary of State in Delaware on September 18, 2000. At the effective time of the merger the name of Calipso was changed to Knowledge Foundations, Inc. As a result of the merger, the 33,918,400 shares that were issued to the Knowledge Foundations, Inc. stockholders resulted in a change in control of the Company. Additionally new officers and directors were appointed and elected. As the result of the merger in which the shareholders of KF represent more than 80% of the outstanding common shares and Calipso has had no prior operating history, the financial statements presented reflect the operations of Knowledge Foundations since its inception in April 2000.

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

     Since its inception in April 2000, KF has been in a development mode, has been seeking the completion of the merger with Calipso, has begun the process of commercializing the software and knowledge base engineering process under license, and hired senior software engineers, who were scheduled to produce new releases of the software scheduled for the last half of 2001, and begun initial sales and marketing programs. The programmers were laid off in January 2001 as planned capital investment did not materialize at that time. KF has incurred $50,620 in operating expenses during the quarter ended December 31, 2002 and $1,197,679 during the period from inception (April 6, 2000) through December 31, 2002.

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

PART  II   OTHER  INFORMATION
-----------------------------

ITEM  1     LEGAL  PROCEEDINGS.

The Company currently has a claim against it by a consultant over consideration with regard to a finders fee for potential equity financing. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of December 31, 2002 and therefore has not accrued any liability in the accompanying financial statements.

ITEM  2   CHANGES  IN  SECURITIES.

None.

ITEM  3   DEFAULTS  UPON  SENIOR  SECURITIES.

Due to the accrued interest not being paid as of March 31, 2001, the total accrued interest of $63,223 and the Note principal of $300,000 is considered to be in default of the Note terms as of June 30, 2002.

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

ITEM  4:     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

None  during  the  quarter.


ITEM  5:     EXHIBITS  AND  REPORTS  ON  8-K:

Exhibits.
---------

Exhibit  99.1  -  CEO  &  CFO  Certifications

Reports  on  Form  8-K.
-----------------------

None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February  19,  2003

By:     /s/  Michael  W.  Dochterman
     President  and  Chief  Executive  Officer

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

Date  February  19,  2003

By:         /s/  Michael  W.  Dochterman
     Chief  Executive  Officer

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

Date:  February  19,  2003

By:       /s/  Robert  A.  Dietrich
     Chief  Financial  Officer