Form 10-Q
period 2003-03-31
BSI2000 INC
filed 2003-05-21
CIK 1099780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2003
                         Commission File Number 0-28287

                                  BSI2000, INC.

                     (Formerly Knowledge Foundations, Inc.)
--------------------------------------------------------------------------------

      Delaware                                         88-0418749
---------------------------                     -------------------------
(State of Incorporation)                            (I.R.S. Employer
                                                  Identification Number)

              12600 W. Colfax Ave., Suite B410, Lakewood, CO 80215
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (303) 231-9095
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
                                             --

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock at the latest practicable date.

As of May 20, 2003 the registrant had 50,150,388  shares of common stock,  $.001 par value, issued and outstanding.

                          PART 1 FINANCIAL INFORMATION
                          ----------------------------

ITEM 1            FINANCIAL STATEMENTS

                                       BSI 2000, INC.
                               (A Development Stage Company)

                                     Table of Contents

Consolidated Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statement of Changes in Stockholders' Equity

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                                Consolidated Balance Sheets

                                                        March 31,     December 31,
                                                          2003           2002
                                                      -------------  -------------
                                                        (unaudited)    (audited)
                                           Assets

Current assets
  Cash and cash equivalents                           $         617  $     228,617
  Note receivable - shareholders                             56,825             -
  Inventories                                                48,109         27,124
  Other current assets                                       11,889          4,257
                                                      -------------- -------------
      Total current assets                                  117,440        259,998
                                                      -------------- -------------

Non-current assets
  Property and equipment, net                                69,093         68,915
  Intangible assets                                           8,240          8,240
  Other long-term assets                                      4,232          4,232
                                                      -------------- -------------
      Total non-current assets                               81,565         81,387
                                                      -------------- -------------

Total assets                                          $     199,005  $     341,385
                                                      ============== =============

                            Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                    $      64,025  $       9,247
  Accrued liabilities                                         7,258          6,492
  Note payable                                               56,825             -
                                                      -------------- ------------
      Total current liabilities                             128,108         15,739
                                                      -------------- -------------
Commitments and contingencies

Stockholders' equity
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, no shares issued and
   outstanding                                                   -              -
  Common stock, $.001 par value, 100,000,000
   shares authorized, 50,150,388 shares issued
   and outstanding                                           50,150      4,036,957
  Additional paid-in capital                              4,121,307             -
  Accumulated deficit                                    (4,100,560)    (3,711,311)
                                                      -------------- -------------
      Total stockholders' equity                             70,897        325,646
                                                      -------------- -------------

Total liabilities and stockholders' equity            $     199,005  $     341,385
                                                      ============== ==============

                See notes to consolidated financial statements.

                           Consolidated Statements of Operations

                                                                          Cumulative from
                                                                            Inception
                                                                            (July 30,
                                                    Three Months Ended        1993)
                                                         March 31,          through
                                                 -----------------------    March 31,
                                                      2003       2002          2003
                                                 ----------  -----------   -----------
                                                 (unaudited) (unaudited)   (unaudited)

Revenues                                         $        -  $        -    $    61,290
                                                 ----------- -----------   -----------
Operating expenses
  Selling expenses                                    71,221      41,760       835,096
  General and administrative                         169,584      85,509     1,993,756
  Stock based compensation expense                        -          500       253,741
  Research and development                           148,804       4,250     1,063,088
                                                 ----------- -----------   -----------
   Total operating expenses                          389,609     132,019     4,145,681
                                                 ----------- -----------   -----------

Other income (expense)
  Interest expense                                        -      (14,722)     (121,213)
  Interest income                                        360          24        21,768
  Other expense                                           -           -         83,276
                                                 ----------- -----------   -----------
   Total other income (expense)                          360     (14,698)      (16,169)
                                                 ----------- -----------   -----------

Net loss                                         $ (389,249) $  (146,717)  $(4,100,560)
                                                 =========== ===========   ============

Basic and diluted weighted average common
 shares outstanding                                8,756,167   5,966,434     2,165,586
                                                 =========== ===========   ===========

Basic and diluted loss per common share          $    (0.04) $    (0.02)   $     (1.89)
                                                 =========== ===========   ===========

                See notes to consolidated financial statements.

            Consolidated Statement of Changes in Stockholders' Equity
For the Period from Inception (July 30, 1993) to December 31, 2001, the Year Ended December
      31, 2002 and The Three Month Period Ended March 31, 2003 (Unaudited)

                                                                 Accumulated
                               Common Stock         Additional   During the       Total
                         ------------------------    Paid-in     Development   Stockholders'
                            Shares        Amount     Capital        Stage         Equity
                         -------------------------------------------------------------------

Balance - December 31,
2002                       8,652,400  $ 4,036,957            -    $(3,711,311)   $   325,646
Stock issued for cash        134,500      134,500            -             -         134,500
Issuance of stock in
 connection with
 reverse acquisition      41,363,488  (4,121,307)     4,121,307            -              -
Net loss                          -            -             -       (389,249)      (389,249)
                         -----------  -----------   -----------   -----------   ------------
Balance - March 31, 2003  50,150,388  $    50,150   $ 4,121,307   $(4,100,560)   $    70,897
                         ===========  ===========   ===========   ===========   ============

                      See notes to consolidated financial statements.

                      Consolidated Statements of Cash Flows

                                                                          Cumulative from
                                                                             Inception
                                                    Three Months Ended    (July 30, 1993)
                                                         March 31,           through
                                                 -----------------------    March 31,
                                                     2003        2002         2003
                                                 ----------- -----------  ------------
                                                 (unaudited) (unaudited)   (unaudited)

Cash flows from operating activities
  Net loss                                        $ (389,249) $ (146,717) $(4,100,560)
                                                 ----------- ----------- ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities
   Depreciation expense                                6,767         351      83,800
   Gain on forgiveness of debt                            -           -      (65,485)
   Stock based compensation                               -          500     253,741
   Changes in assets and liabilities
     Inventories                                     (20,985)         -      (48,109)
     Other current assets                             (7,632)     (5,299)    (11,889)
     Other long-term assets                               -        1,103      (4,232)
     Accounts payable                                 54,778         919     118,088
     Accrued liabilities                                 766       8,694      60,807
                                                 ----------- ----------- -----------
                                                      33,694       6,268     386,721
                                                 ----------- ----------- -----------
      Net cash used in operating activities         (355,555)   (140,449) (3,713,839)
                                                 ----------- ----------- -----------

Cash flows from investing activities
  Redemption of certificates of deposit                   -           -       35,000
  Purchase of certificate of deposit                      -           -      (35,000)
  Purchase of fixed assets                            (6,945)         -     (104,539)
  Patent application                                      -           -       (8,240)
                                                 ----------- ----------- -----------
      Net cash used in investing activities           (6,945)         -     (112,779)
                                                 ----------- ----------- -----------

Cash flows from financing activities
  Proceeds from issuance of common stock             134,500          -    3,026,841
  Repayment on long-term debt                             -       (2,000)    (81,516)
  Proceeds from long-term debt                            -      200,000     919,500
  Repayment on capital lease obligation                   -           -      (37,590)
                                                 ----------- ----------- -----------
      Net cash provided by financing activities      134,500     198,000   3,827,235
                                                 ----------- ----------- -----------

Net (decrease) increase in cash and cash
 equivalents                                        (228,000)     57,551         617

Cash and cash equivalents - beginning of year        228,617       7,712          -
                                                 ----------- ----------- ----------

Cash and cash equivalents - end of year          $       617 $    65,263 $       617
                                                 =========== =========== ===========

Supplemental disclosure of cash flow information:

     The Company did not pay cash for  interest  expense or income  taxes during the years ended December 31, 2002 or 2001 or during the three-month  period ended March 31, 2003 or 2002  (unaudited).  Cash paid for interest  expense from Inception (July 30, 1993) through March 31, 2003 was $68,164.

Supplemental disclosure of non-cash activity:

     During the  three-month  period ending March 31, 2003, the Company  entered into a  merger  agreement,  which  has  been  accounted  for  as a  reverse acquisition.  No assets were acquired and no liabilities  were assumed as a result of the merger. As a result of the merger, there has been an increase of 41,363,488 shares of common stock outstanding in the surviving company.

     During the three month period ended March 31, 2003, the Company  assumed an existing  liability of KFI of $56,825  which will be funded  through a note receivable from shareholders of the Company.

     During the year ended December 31, 2002, the Company converted  $812,326 of notes  payable and $53,049 of accrued  interest  into  1,159,426  shares of common stock.

     During the year ended December 31, 2002, the Company  converted  $25,500 of accounts  payable and  accrued  liabilities  into  25,000  shares of common stock.

     During the year ended  December 31,  2001,  the Company  converted  accrued wages totaling $56,736 into 2,500,000 shares of common stock.

     During the year ended December 31, 1999, the Company converted $29,063 from accounts payable to notes payable.

     In September  1998,  the Company  obtained  fixed assets  totaling  $37,590 through a capital  lease.  In  addition,  the  Company  financed  leasehold improvements in the amount of $16,000 through a note payable

     During the year ended December 31, 2001,  various past due accounts payable balances were converted to notes  payable.  These  converted  debts totaled
     $29,063.

                See notes to consolidated financial statements.

Note 1 - Description of Business and Summary of Significant Accounting Policies

BSI 2000,  Inc.,  (the  Company),  was formed on July 30, 1993. The Company is a value-added  reseller  ("VAR") of  LaserCard's(R)optical  cards and optical card readers.  As a VAR,  the Company  develops  proprietary  hardware  and  software adapting  LaserCard's(R)optical  card technology for specific applications.  The
Company's  products are designed as turnkey solutions for identified  commercial and governmental card-based information needs.

The Company is a  development  stage  company  that has not had any  significant revenue since  inception.  There is no assurance  that the Company will generate significant revenue or earn a profit in the future.

Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of BSI
2000, Inc. and its subsidiary, BSI Operating, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The  accompanying  financial  statements  have been  prepared on a going concern
basis,   which  contemplates  the  realization  of  assets  and  liquidation  of liabilities  in the  ordinary  course of business.  The Company has  experienced losses since inception (July 30, 1993).

The  extended  period over which  losses have been  experienced  is  principally attributable to two factors,  lack of capital and long sales lead times. Lack of capital has  prevented  the Company from  quickly  developing  and  aggressively marketing its products.  In addition,  most of the Company's potential customers are large  corporations or governments.  Adopting the Company's products will in many cases require  changing the way business is done. These  circumstances  can result in two years or more  elapsing  from initial sales contact to delivery of product.

The Company has made  advances in the sales  process  with  several  potentially large customers.  In order to fund activities until positive operating cash flow is achieved, the Company has implemented the plan described below.

During  2002,  the  Company  signed an  agreement  to merge with a small  public company (Note 8). The transaction will be a reverse acquisition with the Company as the accounting acquirer. The Company will become a wholly owned subsidiary of the  public  company,  the  Company's  shareholders  will  become  the  majority shareholders of the public company,  and the public company will change its name to "BSI2000, Inc."

The Company  plans to offer  additional  shares of the public  company's  common stock to investors in a private placement of up to $2,500,000.

The Company expects that the capital raised in the transactions  described above will be sufficient to fund the Company's  activities  until  positive  operating cash flow is achieved.

Cash and Cash Equivalents

The Company considers all highly liquid  instruments  purchased with an original maturity of three months or less to be cash equivalents. The Company continually
monitors  its  positions   with,  and  the  credit  quality  of,  the  financial
institutions with which it invests.

Inventories

Inventory  consists  of raw  materials  and is  stated  at the  lower of cost or market, determined using the first-in, first-out method (FIFO).

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line  method  over the  estimated  useful  lives for owned  assets of 5 years. Leasehold improvements are amortized over a 5 1/2 year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses  during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in compliance with SAB 101, "Revenue  Recognition in Financial Statements." Revenue is recognized when an order has been placed by the  customer,  the product has been shipped and  collectibility  is  reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through December 31, 2002, revenues earned represented sales to distributors of demonstration units of the Company's products.

Transaction  based revenue is recognized as  transactions  are completed and are billed monthly based on service agreement rates in effect.

Intangible Assets

Intangibles  include  trademarks and patents,  which are recorded at cost. These patents are awaiting  approval from the U.S. Patent office.  Once accepted,  the
Company will begin amortization over the life of the patent.

Advertising Costs

The Company expenses advertising costs as incurred.

Software and Research and Development Costs

Expenditures  made for  research  and  development  are  charged  to  expense as incurred.

Costs incurred to date for the  development of the Company's  products have been charged to expense as incurred.  Future costs may be  capitalized  to the extent they meet the  requirements of SFAS No. 86 "Accounting for the Costs of Computer
Software to be Sold, Leased, or Otherwise Marketed."

Basic and Diluted Earnings Per Common Share

In accordance  with FAS 128,  basic  earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted  earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year,  including potential  common shares,  which consisted of warrants,  options and convertible debt.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business  Combinations" and
"Goodwill  and other  Intangible  Assets."  Statement  141 requires all business combinations  initiated  after  June 30,  2001 to be  accounted  for  using  the purchase  method.  Under the  guidance of Statement  142,  goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test.  Statement 142 is effective for financial  statement  dates beginning after December 15, 2001. Management does not anticipate that this statement will have an impact on the financial statements of the Company.

In August 2001, the FASB issued SFAS No. 143,  "Accounting for Asset  Retirement
Obligations."  SFAS No. 143 requires the fair value of a liability  for an asset retirement  obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying  amount of the long-lived  assets.
SFAS No. 143 is effective for fiscal years  beginning  after June 15, 2002.  The
Company  believes the adoption of this statement will have no material impact on it financial statements.

Recently Issued Accounting Pronouncements (continued)

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived  Assets." SFAS No. 144 requires that long-lived assets be measured  at the  lower of  carrying  amount or fair  value,  less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued  operations  will no longer be measured at net realizable  value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective  for  financial  statements  issued for fiscal years  beginning  after
December 15, 2001 and, generally, is to be applied prospectively.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December 15, 2002.  The Company does not expect  the  adoption  of this  statement  to have a material  effect on the
Company's financial statements.

Unaudited Interim Financial Information

The accompanying  financial  statements for the three-month  periods ended March
31,  2003 and 2002 are  unaudited  but include all  adjustments  (consisting  of normal recurring  accruals)  which, in the opinion of management,  are necessary for a fair  statement  of the  operating  results and cash flows for the periods presented.

Note 2 - Reverse Acquisition

On March  31,  2003 the  reverse  triangular  merger  between  the  Company  and
Knowledge  Foundation,  Inc. closed.  As a result of the closing  BSI2000,  Inc.
became a 100% owned subsidiary of Knowledge Foundations,  Inc. Also as result of the closing Knowledge  Foundations,  Inc.'s name changed to BSI2000,  Inc. ("new
BSI") and BSI2000, Inc.'s name changed to BSI Operating, Inc. ("old BSI").

Immediately prior to the closing all of Knowledge Foundation,  Inc.'s assets and all but $56,825 of its  liabilities  (see below) were spun-off to certain of its shareholders in exchange for 34,105,900 shares of common stock,  which were then canceled.  After the spin-off  5,027,818 shares of Knowledge  Foundations,  Inc.
common stock ("new BSI stock") remained outstanding.

Knowledge  Foundations,  Inc. ("new BSI") acquired BSI2000,  Inc. ("old BSI") by issuing  45,122,570  of its common shares ("new BSI stock") to  shareholders  of
BSI2000,  Inc.  ("old BSI") in exchange  for 100% of the  outstanding  8,786,900 common shares of BSI2000, Inc. ("old BSI stock").

For financial  reporting  purposes the  transaction  has been accounted for as a
re-capitalization   of  the  Company.   Accordingly  the  net  increase  in  the
outstanding shares of 41,363,488  resulting from the above transactions has been reflected in the financial  statements  as shares issued in connection  with the re-capitalization of the Company. In recording the re-capitalization transaction
$4,121,307  has  been  reclassified  from  common  stock to  additional  paid in capital.

As a result of the accounting method adopted to record the merger, for financial reporting purposes the historical  financial statements of the Company, and only the historical financial  statements of the Company,  have become the historical financial  statements of the continuing entity.  Historical financial statements of Knowledge Foundation, Inc. are not presented.

The terms of the merger agreement between the Company and Knowledge Foundations,
Inc. provided that the liabilities of Knowledge Foundation,  Inc. at the closing would not exceed $15,000.  However, at the closing Knowledge  Foundations,  Inc.
had a note payable and accrued interest outstanding in the amount of $56,825. In order to off set this liability certain  shareholders of Knowledge  Foundations.
Inc.  executed a note  payable to the  Company  in the  amount of  $56,825.  The
Knowledge  Foundation,  Inc.  note and accrued  interest have been recorded as a reduction of additional paid in capital.  The note receivable from the Knowledge
Foundation,  Inc.  shareholders  has been  recorded as an increase to additional paid in capital.

ITEM 2   Management's Plan of Operations

RISK FACTORS AND CAUTIONARY STATEMENTS

Cautionary Statement Regarding Forward-Looking Statements

     The Company's Form 10-QSB or any other written or oral  statements  made by or on behalf of the Company may contain forward-looking statements which reflect the Company's  current views with respect to future events and ate,"  "intends,"
"estimate,"    "forecast,"   "project,"   and   similar   expressions   identify
forward-looking  statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking  statements,  including any statements of the plans,  strategies and objectives of management for future
operations;   any  statements   concerning  proposed  new  products,   services,
developments  or industry  rankings;  any statements  regarding  future economic conditions  or  performance;  any  statements of belief;  and any  statements of assumptions underlying any of the foregoing.

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

Financial Condition and Results of Operations

The following should be read together with the financial  statements included in this report.

We have  developed a family of three related  products.  To date,  none of these products have generated any revenues.  All development  expenditures  associated with these products have been expensed.

Results of Operations for the Quarters Ended March 31, 2003 and 2002.

                                 Three Months Ended
                                      March 31,
                          -------------------------------
                          2003(Unaudited) 2002(Unaudited)
                          --------------- ---------------
--------------------------

Revenues                  $         -     $          -

Operating Expenses           (389,609)       (132,019)

Other Income (Expense)             360        (14,698)
                             ---------     ----------

Net Income (Loss)         $  (389,249)    $  (146,717)
                            =========       =========

Results of Operations for March 31, 2003 Compared to March 31,2002.

We did not have any sales of units for the  quarters  ended  March 31,  2003 and
2002.

We lost $389,249 in the quarter ending March 31, 2003 as compared to the loss of
$146,717 for the same period in 2002. The $242,532  increase in the loss was the result of an  increase  in  staffing  levels for  research  and  development  of
$144,554.  This includes an increase in consulting fees of $34,354.  Selling and general and  administrative  expenses  increased by $113,536.  This  increase is attributable to: an increase in selling  expenses paid to an outside  consultant to aid in the securing of  government  contracts of $33,410 in 2003:  $34,035 of fees attributable to the merger with Knowledge Foundations, Inc. plus additional accounting fees of $17,700;  the additional staff hired that resulted in payroll tax expenses and employee benefits increasing by $11,014; and a $17,377 increase in other general and administrative expenses. We eliminated interest expenses of
$14,722 through a renegotiation and payment of outstanding liabilities.

Liquidity and Capital Resources at March 31, 2003 and December 31, 2002.

The following table  summarizes  working  capital and total assets,  accumulated deficit and shareholders' equity.

                                          March 31,      December 31,
                                             2003            2002
                                      -----------------------------------

Working Capital (Deficit)                $  (10,668)     $   325,646
                                          =========       ==========

Total Assets                             $   199,005     $   341,385
                                          ==========      ==========

Accumulated Deficit                      $(4,100,560)    $(3,711,311)
                                          ===========     ==========

Stockholders' Equity (Deficit)           $    70,897     $   325,646
                                          ==========      ==========

Our merger with Knowledge Foundations,  Inc. is treated as a recapitalization of
BSI2000,  Inc.  The  merger  resulted  in  the  stockholders  of  BSI2000,  Inc.
exchanging  all of their  outstanding  shares,  or  8,786,900  shares  of no par common, for 45,122,570 shares of Knowledge  Foundations,  Inc. $.001 par common.
BSI2000,  Inc.  eliminated its no par common stock. The December 31, 2002 common stock value was reduced from $4,036,957 to $50,150 at March 31, 2003. The amount of the reduction is $3,986,807.  At March 31, 2003 there were 50,150,390  shares of  outstanding  $.001 par common  stock.  At December 31,  2002,  the number of outstanding  no par common shares  totaled  8,652,400.  There were an additional
134,500 shares issued from January 01, 2003 through March 31, 2003 for $134,500.
The merger resulted in a reclassification  of common stock as additional paid in capital in the amount of $4,121,307.

Sales of equity to investors are the Company's  only current  source of capital.
The Company  expects that it will be less  difficult to raise fresh capital as a public company now that the merger with Knowledge Foundations,  Inc. has closed.
However,  there is no  assurance,  given the  current  condition  of the capital markets,  that the company  can raise any  additional  capital  even as a public company.

Plan of Operations

We have been awarded a contract  from the INS for six of our optical card units.
The total  contract  award is $25,570.  The INS will evaluate the units in their
Washington D.C.  laboratories  for use in border  crossing/port of entry control applications.

We intend to leverage the INS award into  additional  business  with the Federal government and new business with governments of other countries that are seeking to strengthen  control over their borders.  We have teaming  agreements in place with several larger companies to help us accomplish this objective.

We will also continue to pursue sales of our Employee Tracking System and Access
Control and Site Security products to commercial customers.  Upon closing of any such sale we expect to increase our staff size by three employees.

Any award of a major contract would require us to immediately  increase the size of our staff to approximately  25 employees and  consultants.  We currently have nine full time employees and three consultants.

At March 31, 2003 we had cash of $617.  We have  arranged to receive  additional capital of $135,000 from a private lender. We have received the $135,000. At our current burn rate of $120,000  per month we will need an  immediate  infusion of equity capital to continue operations.

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

                            PART II OTHER INFORMATION

ITEM 1   Legal Proceedings.

The Company currently has a claim against it by a consultant over  consideration with regard to a finder's  fee for  potential  equity  financing  for  Knowledge
Foundations,  Inc. The Company believes that neither the merit or future outcome of such a claim nor potential  damages is readily  determinable  as of March 31,
2003 and therefore has not accrued any liability in the  accompanying  financial statements.

ITEM 2   Changes in Securities.

During the quarter  ended March 31, 2003 the Company sold 134,500  shares of its common stock at $1 per share (gross proceeds of $134,500).  No commissions  were paid. The sales were made under an exemption from registration  provided by rule
506 under  Regulation  D of the  Securities  Act.  The shares were  subsequently converted into 690,686  freely  trading  shares under a  registration  statement filed on Form S-4.

ITEM 3   Defaults Upon Senior Securities.

The  Company  has  borrowings  from  third  parties  totaling  $50,000  under an unsecured note payable.  This note payable accrues interest at 6% per annum, and principal  and accrued  interest are due on or before  January 1, 2002,  or five days after  receipt by the Company of additional  debt or equity  financing in a sum of $500,000 or more.  The note remains  unpaid and is in default on the date provision; additional financing exceeding $500,000 has not occurred.

ITEM 4   Submission of Matters to a Vote of Securities Holders.

During  the  quarter  ended  March  31,  2003  at  a  special   meeting  of  the
shareholders,  a majority of the Company's  shareholders  approved a merger with
Knowledge Foundation, Inc.

ITEM 5: Exhibits and Reports on 8-K:

      Exhibits.
      Exhibit 99.1 CEO & CFO Certifications
      Reports on Form 8-K.
      During April 2003, the Company filed a report on Form 8-K reporting the consummation of its merger with Knowledge Foundations, Inc.

                                         SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

Dated: May 20, 2003           By:   ____________________________
                                    Jack Harper
                                    President and Chief Executive Officer

CERTIFICATION
-------------

I, Jack Harper , Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BSI2000, Inc.;

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

Date May 20, 2003

            By:   ______________________
                 Jack Harper
                 Chief Executive Officer

CERTIFICATION
-------------

I, Eugene F. Brady, Chief Financial Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of BSI2000, Inc.;

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

Date:  May 20, 2003

            By:  ______________________
                 Eugene F. Brady
                 Chief Financial Officer