Form 10QSB
period 2003-06-30
BSI2000 INC
filed 2003-08-14
CIK 1099780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2003
                         Commission File Number 0-28287

                                  BSI2000, INC.
                     (Formerly Knowledge Foundations, Inc.)

           Delaware                                        88-0418749
  ---------------------------             --------------------------------------
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

As of August 10, 2003 the  registrant  had  52,061,102  shares of common  stock,
$.001 par value, issued and outstanding.

                          PART 1 FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                                 Table of Contents

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                                 BSI 2000, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                     June 30,     December 31,
                                                                      2003           2002
                                                                   -----------    -----------
                                                                    (unaudited)
                                      Assets

Current assets
  Cash and cash equivalents ....................................   $     5,844    $   228,617
  Note receivable - shareholders ...............................        56,825           --
  Inventories ..................................................        49,996         27,124
  Other current assets .........................................           852          4,257
                                                                   -----------    -----------
      Total current assets .....................................       113,517        259,998
                                                                   -----------    -----------

Non-current assets
  Property and equipment, net ..................................        63,628         68,915
  Intangible assets ............................................         8,240          8,240
  Other long-term assets .......................................         4,232          4,232
                                                                   -----------    -----------
      Total non-current assets .................................        76,100         81,387
                                                                   -----------    -----------

Total assets ...................................................   $   189,617    $   341,385
                                                                   ===========    ===========

                  Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Accounts payable .............................................   $   119,602    $     9,247
  Accrued liabilities ..........................................        80,656          6,492
  Advances from shareholders ...................................       155,000           --
  Notes payable ................................................        57,575           --
                                                                   -----------    -----------
      Total current liabilities ................................       412,833         15,739
                                                                   -----------    -----------

Commitments and contingencies

Stockholders' equity (deficit)
  Preferred stock, $.001 par value, 20,000,000
   shares authorized, no shares issued and
   outstanding .................................................          --             --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 50,150,388 shares issued
   and outstanding .............................................        50,150      4,036,957
  Additional paid-in capital ...................................     4,121,307           --
  Accumulated deficit ..........................................    (4,394,673)    (3,711,311)
                                                                   -----------    -----------
      Total stockholders' equity (deficit) .....................      (223,216)       325,646
                                                                   -----------    -----------

Total liabilities and stockholders' equity (deficit) ...........   $   189,617    $   341,385
                                                                   ===========    ===========

                 See notes to consolidated financial statements.

                                 BSI 2000, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                            For the
                                                                            Period
                                                                           from July
                                                                           30, 1993
                            For the Six Months     For the Three Months   (Inception)
                              Ended June 30,          Ended June 30,        through
                           ----------------------  ----------------------   June 30,
                             2003        2002        2003        2002        2002
                           ----------  ----------  ----------  ----------  ----------
                          (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)

Revenues                   $    5,000  $       -   $    5,000 $        -   $    66,290
                           ----------  ----------  ----------  ----------  -----------
Operating expenses
  Selling expenses            132,936     122,574      61,715      80,814      896,811
  General and
   administrative             302,932     198,458     133,348     112,449    2,127,104
  Stock-based
   compensation expense            -           -           -           -       253,741
  Research and
   development                252,511      26,141     103,707      21,891    1,166,795
                           ----------  ----------  ----------  ----------  -----------
    Total operating
     expenses                 688,379     347,173     298,770     215,154    4,444,451
                           ----------  ----------  ----------  ----------  -----------

Other income (expense)
  Interest expense             (1,214)    (38,428)     (1,214)    (23,706)    (122,427)
  Interest income               1,231      17,997         871      17,973       22,639
  Other expense                    -           -           -           -        83,276
                           ----------  ----------  ----------  ----------  -----------
    Total other income
     (expense)                     17     (20,431)       (343)     (5,733)     (16,512)
                           ----------  ----------  ----------  ----------  -----------

Net loss                   $ (683,362) $ (367,604) $ (294,113) $ (220,887) $(4,394,673)
                           ==========  ==========  ==========  ==========  ===========

Basic and diluted
 weighted average common
 shares outstanding        29,567,626   6,007,558  50,150,388   6,042,711    3,371,501
                           ----------  ----------  ----------  ----------  -----------

Basic and diluted loss
 per common share         $     (0.02) $    (0.06) $    (0.01) $    (0.04)  $    (1.30)
                           ==========  ==========  ==========  ==========  ===========

                  See notes to consolidated financial statements.

                                 BSI 2000, INC.
                          (A Development Stage Company)

            Consolidated Statement of Changes in Stockholders' Equity
               For the Six Months Ended June 30, 2003 (Unaudited)

                                                             Accumulated
                                                               Deficit       Total
                           Common Stock         Additional   During the   Stockholders'
                      -----------------------     Paid-in    Development     Equity
                        Shares       Amount       Capital       Stage       (Deficit)
                      ----------  -----------   ----------   ------------  ------------
Balance - December
 31, 2002              8,652,400  $ 4,036,957           -    $ (3,711,311)  $  325,646

Stock issued for
 cash                    134,500      134,500           -              -       134,500

Issuance of stock
 in connection with
 reverse acquisition  41,363,488   (4,121,307)   4,121,307             -            -

Net loss                      -            -            -        (683,362)    (683,362)
                      ----------  -----------   ----------   ------------  ------------

Balance - June 30,
 2003                 50,150,388  $    50,150  $ 4,121,307   $ (4,394,673)  $ (223,216)
                      ==========  ===========  ===========   ============   ==========

                  See notes to consolidated financial statements.

                                 BSI 2000, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            For the
                                                                          Period from
                                                                         July 30, 1993
                                              Six Months Ended June 30,   (Inception)
                                              -------------------------     through
                                                 2003          2002      June 30, 2003
                                              -----------   -----------   -----------
                                              (unaudited)   (unaudited)   (unaudited)

Cash flows from operating activities
  Net loss                                    $ (683,362)   $ (367,604)  $(4,394,673)
                                              ----------    ----------    ----------
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation expense                          14,481         8,721        91,514
    Gain on forgiveness of debt                       -        (10,312)      (65,485)
    Stock based compensation                          -            500       253,741
    Changes in assets and liabilities
     Inventories                                 (22,872)           -        (49,996)
     Other current assets                             -            488          (852)
     Other long-term assets                           -          4,856        (4,232)
     Accounts payable                            110,355       (14,775)      173,665
     Accrued liabilities                          78,319        (6,916)      134,205
                                              ----------    ----------    ----------
                                                 180,283       (17,438)      532,560
                                              ----------    ----------    ----------
      Net cash used in operating activities     (503,079)     (385,042)   (3,862,113)
                                              ----------    ----------    ----------

Cash flows from investing activities
  Redemption of certificates of deposit               -             -         35,000
  Purchase of certificate of deposit                  -             -        (35,000)
  Purchase of fixed assets                        (9,194)      (13,895)     (106,788)
  Patent application                                  -             -         (8,240)
                                              ----------    ----------    ----------
      Net cash used in investing activities       (9,194)      (13,895)     (115,028)
                                              ----------    ----------    ----------

Cash flows from financing activities
  Proceeds from issuance of common stock         134,500       210,075     3,026,841
  Repayment on long-term debt                         -        (18,173)      (81,516)
  Proceeds from long-term debt                        -        500,000       919,500
  Repayment on capital lease obligations              -             -        (37,590)
  Proceeds from short-term debt                  155,000            -        155,750
                                              ----------    ----------    ----------
      Net cash provided by financing
       activities                                289,500       691,902     3,982,985
                                              ----------    ----------    ----------

Net (decrease) increase in cash and cash
 equivalents                                    (222,773)      292,965         5,844

Cash and cash equivalents - beginning of
 period                                          228,617         7,712            -
                                              ----------    ----------    ----------

Cash and cash equivalents - end of period     $    5,844    $  300,677    $    5,844
                                              ==========    ==========    ==========

Supplemental disclosure of cash flow information:

     The Company did not pay cash for  interest  expense or income  taxes during the years ended  December 31, 2002 or 2001 or during the  six-month  period ended June 30, 2003 or 2002  (unaudited).  Cash paid for  interest  expense from Inception (July 30, 1993) through June 30, 2003 was $68,164.

Supplemental disclosure of non-cash activity:

     During the  three-month  period ending March 31, 2003, the Company  entered into a  merger  agreement,  which  has  been  accounted  for  as a  reverse acquisition.  No assets were acquired and no liabilities  were assumed as a result of the merger other then described below. As a result of the merger, there has been an increase of 41,363,488 shares of common stock outstanding in the surviving company.

     During the three month period ended March 31, 2003, the Company  assumed an existing  liability of KFI of $56,825  which will be funded  through a note receivable from shareholders of the Company.

     During the six month  period ended June 30, 2002  (unaudited),  the Company repaid a note with  cash of $1,938  and the  issuance  of 13,322  shares of common  stock  valued at $8,326.  Two  additional  notes were  repaid  with
     $16,235 cash and the remaining $10,312 was forgiven by the lenders.

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

During the first quarter of 2003, the Company  merged with a small public  company.
The  transaction  has been  treated as a reverse  acquisition  with the  Company as the accounting  acquirer.  The Company has become a wholly owned  subsidiary of the public company,  the Company's  shareholders have become the majority  shareholders of the public  company,  and the public  company has changed its name to  "BSI2000,
Inc."

The Company plans to offer  additional  shares of the public company's common stock to investors in a private placement of up to $15,000,000.

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

Revenue Recognition

The Company recognizes revenue in compliance with SAB 101, "Revenue  Recognition in Financial Statements." Revenue is recognized when an order has been placed by the  customer,  the product has been shipped and  collectibility  is  reasonably assured. Prices of the products are determined prior to entering into a purchase agreement.  From inception  through June 30, 2003,  revenues earned  represented sales to distributors of demonstration units of the Company's products.

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

Recently Issued Accounting Pronouncements

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  SFAS No. 143 requires the fair value of a liability  for an asset retirement  obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying  amount of the long-lived  assets.
SFAS No. 143 is effective for fiscal years  beginning  after June 15, 2002.  The adoption of this  statement had no material  impact on the  Company's  financial statements.

In April 2002,  the FASB issued SFAS No. 145,  "Rescission of FASB No. 4, 44 and
64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No.
4  "Reporting  Gains and  Losses  from  Extinguishments  of Debt Made to Satisfy
Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for
Leases." This  statement is effective for fiscal years  beginning  after May 15,
2002.  The adoption of this  statement  had no material  impact on the Company's financial statements.

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)."  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December  31,  2002,  with early  application  encouraged.  The adoption of this statement  had no  material  impact  on  the  Company's  consolidated  financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial
Institutions".  SFAS No.  147  amends  FASB  Statements  No.  72 and 144 and FAB
Interpretations  No. 9. The adoption of this statement had no material impact on the Company's financial statements.

In  November  2002,  the  FASB  published  interpretation  No.  45  "Guarantor's
Accounting  and  Disclosure  requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statements No. 5, 57, and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a company  issues a  guarantee,  that  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002.  The adoption of this  statement  had no material  impact on the Company's financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December  15, 2002.  The adoption of this statement had no material impact on the Company's financial statements.

Unaudited Interim Financial Information

The accompanying  financial statements for the three-month and six-month periods ended  June 30,  2003  and  2002  are  unaudited  but  include  all  adjustments
(consisting of normal  recurring  accruals) which, in the opinion of management, are necessary for a fair  statement of the operating  results and cash flows for the periods presented.

Note 2 - Reverse Acquisition

On March  31,  2003 the  reverse  triangular  merger  between  the  Company  and
Knowledge  Foundation,  Inc. closed.  As a result of the closing  BSI2000,  Inc.
became a 100% owned subsidiary of Knowledge Foundations,  Inc. Also as result of the closing Knowledge  Foundations,  Inc.'s name changed to BSI2000,  Inc. ("new
BSI") and BSI2000, Inc.'s name changed to BSI Operating, Corp. ("old BSI").

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

Note 3-Subsequent Events

On July 7, 2003,  BSI sold $250,000  convertible  debentures to Cornell  Capital
Partners.  Cornell  Capital  Partners  was  the  purchaser  of  the  convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance  date.  The  debentures  are  convertible at Cornell
Capital  Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the  closing  bid price of the  common  stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days  immediately  preceding the conversion  date. At maturity,
BSI has the option to either pay the holder the  outstanding  principal  balance and accrued interest or to convert the debentures into shares of common stock at a  conversion  price  equal to the lower of (i) 120% of the closing bid price of the common  stock as of the closing  date or (ii) 80% of the lowest  closing bid price of the common stock for the five trading days  immediately  preceding  the conversion  date.  BSI has the right to redeem the  debentures  upon thirty days notice for 120% of the amount redeemed.

On July 7,  2003,  BSI  entered  into an Equity  Line of Credit  Agreement  with
Cornell  Capital  Partners.  Under  this  agreement,  BSI may  issue and sell to
Cornell Capital  Partners common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, BSI will be entitled to commence drawing down on the Equity Line of Credit when the common  stock to be issued  under the
Equity Line of Credit is registered with the Securities and Exchange  Commission and the registration  statement is declared  effective and will continue for two years thereafter.  The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price,  which is defined as the lowest  closing bid price of the common  stock during the five  trading  days  following  the notice date.  The amount of each  advance is subject to an  aggregate  maximum  advance amount of $210,000,  with no advance  occurring  within seven  trading days of a prior advance. In addition, in each advance notice BSI shall establish a minimum acceptable  price,  whereby the amount  requested  in the advance  notice  shall automatically  decrease by 20% for each day of the five succeeding  trading days that the  closing  bid  price is below the  minimum  acceptable  price.  Cornell
Capital  Partners  received  1,875,000  shares of BSI common stock as a one-time commitment fee.  Cornell Capital Partners is entitled to retain a fee of 4.0% of each advance.  In addition,  BSI entered into a placement  agent  agreement with
Newbridge Securities Corporation.,  a registered broker-dealer.  Pursuant to the placement agent agreement, BSI will pay a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on BSI's stock price on July 7, 2003, the date BSI agreed to engage the placement agent.

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

We have  developed a family of three related  products.  To date,  none of these products have generated any significant revenues.  All development  expenditures associated with these products have been expensed.

Results of Operations for the three months Ended June 30, 2003 and 2002.

                                 Three Months Ended
                                       June 30,
                          ----------------------------------
                          2003(Unaudited)    2002(Unaudited)
                          ---------------    ---------------

Revenues                   $      5,000       $         -

Operating Expenses             (298,770)          (215,154)

Other Income (Expense)             (343)            (5,733)
                           ------------       ------------

Net Income (Loss)          $   (294,113)      $   (220,887)
                           ============       ============

Results of Operations  for the three months ended June 30, 2003 Compared to June
30,2002.

We did not have any  significant  sales of units for the quarters ended June 30,
2003 and 2002.

We lost $294,113 in the quarter  ending June 30, 2003 as compared to the loss of
$220,887 for the same period in 2002.  The $73,226  increase in the loss was the result of an  increase  in  staffing  levels for  research  and  development  of
$81,816. Selling and general and administrative expenses increased by $1,800. We reduced  interest  expenses by $22,492  through a  renegotiation  and payment of outstanding  liabilities.  Interest income decreased  $17,102,  as cash reserves were used in operations.

Results of operations for the six months ended June 30, 2003 and 2003.

                                   Six Months Ended
                                       June 30,
                          ----------------------------------
                          2003(Unaudited)    2002(Unaudited)
                          ---------------    ---------------

Revenues                   $     5,000        $        -

Operating Expenses            (688,379)          (347,173)

Other Income (Expense)              17            (20,431)
                           -----------        -----------

Net Income (Loss)          $  (683,362)       $  (367,604)
                           ===========        ===========

Results of  Operations  for the six months ended June 30, 2003  Compared to June
30, 2002.

We did not have any significant sales of units for the six months ended June 30,
2003 and 2002.

We lost  $683,362  during the six months ending June 30, 2003 as compared to the loss of $367,604 for the same period in 2002. The $315,758  increase in the loss was the result of an increase in staffing levels for research and development of
$226,370.  This includes an increase in consulting fees of $34,354.  Selling and general and  administrative  expenses  increased by $114,836.  This  increase is attributable to an increase in selling expenses paid to an outside consultant to aid in the securing of government  contracts of $33,410 in 2003: $34,035 of fees attributable  to the merger with  Knowledge  Foundations,  Inc. plus  additional accounting fees of $17,700;  the additional staff hired that resulted in payroll tax expenses and employee benefits increasing by $11,014; and a $18,677 increase in other general and  administrative  expenses.  We reduced interest expenses by
$37,214 through a renegotiation and payment of outstanding liabilities. Interest income decreased by $16,766 as cash reserves were used in operations.

Liquidity and Capital Resources at June 30, 2003 and December 31, 2002.

The  following  table  summarizes  working  capital and total  assets,  accumulated deficit and shareholders' equity.

                                           June 30,      December 31,
                                             2003            2002
                                         -----------     -----------
Working Capital (Deficit)                $  (299,316)    $   325,646

Total Assets                             $   189,617     $   341,385

Accumulated Deficit                      $(4,394,673)    $(3,711,311)

Stockholders' Equity (Deficit)           $  (223,216)    $   325,646

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

At June 30, 2003 we had cash of $5,844.  Based on our current budget assessment, we believe that we may need to obtain  approximately  $1.5 million in additional debt or equity capital from one or more sources to fund  operations for the next
12 months.

On July 7, 2003,  BSI sold $250,000  convertible  debentures to Cornell  Capital
Partners.  Cornell  Capital  Partners  was  the  purchaser  of  the  convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance  date.  The  debentures  are  convertible at Cornell
Capital  Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the  closing  bid price of the  common  stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days  immediately  preceding the conversion  date. At maturity,
BSI has the option to either pay the holder the  outstanding  principal  balance and accrued interest or to convert the debentures into shares of common stock at a  conversion  price  equal to the lower of (i) 120% of the closing bid price of the common  stock as of the closing  date or (ii) 80% of the lowest  closing bid price of the common stock for the five trading days  immediately  preceding  the conversion  date.  BSI has the right to redeem the  debentures  upon thirty days notice for 120% of the amount redeemed.

On July 7, 2003,  BSI entered into an Equity Line of Credit  Agreement with Cornell
Capital Partners.  Under this agreement,  BSI may issue and sell to Cornell Capital
Partners  common stock for a total purchase  price of up to $15.0 million.  Subject to  certain  conditions,  BSI will be  entitled  to  commence  drawing  down on the
Equity Line of Credit when the common  stock to be issued  under the Equity Line of
Credit  is  registered  with  the  Securities  and  Exchange   Commission  and  the
registration  statement  is  declared  effective  and will  continue  for two years thereafter.  The  purchase  price for the  shares  will be equal to 99% of, or a 1%
discount  to, the market  price,  which is defined as the lowest  closing bid price of the common stock during the five trading  days  following  the notice date.  The amount of each  advance  is  subject  to an  aggregate  maximum  advance  amount of
$210,000,  with no advance  occurring within seven trading days of a prior advance.
In  addition,  in each  advance  notice BSI shall  establish  a minimum  acceptable price,  whereby the amount  requested  in the advance  notice  shall  automatically decrease by 20% for each day of the five  succeeding  trading days that the closing bid  price  is  below  the  minimum  acceptable  price.  Cornell  Capital  Partners received  1,875,000  shares  of BSI  common  stock as a  one-time  commitment  fee.
Cornell  Capital  Partners is entitled to retain a fee of 4.0% of each advance.  In addition,  BSI entered into a placement agent  agreement with Newbridge  Securities
Corporation.,   a  registered  broker-dealer.   Pursuant  to  the  placement  agent
agreement,  BSI will pay a one-time  placement agent fee of 35,714 shares of common stock equal to  approximately  $10,000  based on BSI's stock price on July 7, 2003, the date BSI agreed to engage the placement agent.

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

ITEM 3   Controls and Procedures

(a)  Evaluation  of Disclosure  Controls and  Procedures.  The  Company's  Chief
Executive   Officer,   after  evaluating  the  effectiveness  of  the  Company's
disclosure  controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)
under the Securities  Exchange Act of 1934, as amended (the "Exchange  Act")) as of a date within 90 days of the filing of this quarterly report (the "Evaluation
Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls  and  procedures  were  effective  to  ensure  the  timely  collection, evaluation  and  disclosure  of  information  relating to the Company that would potentially  be subject to  disclosure  under the Exchange Act and the rules and regulations promulgated thereunder.

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

ITEM 5: Exhibits and Reports on 8-K:

      Exhibits.
      Exhibit 99.1 CEO Certifications
      Reports on Form 8-K.
      During April 2003, the Company filed a report on Form 8-K reporting the consummation of its merger with Knowledge Foundations, Inc.

                                   SIGNATURES

     In accordance  with the  requirements  of the Exchange Act, the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2003        By:   /s/Jack Harper
                                    Jack Harper
                                    President and Chief Executive Officer