Form 10QSB
period 2003-09-30
BSI2000 INC
filed 2003-11-19
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2003
                         Commission File Number 0-28287


                                  BSI2000, INC.
                     (Formerly Knowledge Foundations, Inc.)
--------------------------------------------------------------------------------

           Delaware                                    88-0418749
---------------------------              ---------------------------------------
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

As of November 10, 2003 the registrant had 53,561,102 shares of common stock, $.001 par value, issued and outstanding.

                          PART 1 FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS



                                TABLE OF CONTENTS


                                                                            Page


Consolidated Financial Statements

     Consolidated Balance Sheets                                             F-1

     Consolidated Statements of Operations                                   F-2

     Consolidated Statement of Changes in Stockholders' Equity (Deficit)     F-3

     Consolidated Statements of Cash Flows                                   F-4

Notes to Consolidated Financial Statements                                   F-6

                                 BSI 2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                           CONSOLIDATED BALANCE SHEETS


                                                                             September 30,  December 31,
                                                                                 2003          2002
                                                                             -------------  -----------
                                                                              (unaudited)
                                                 ASSETS

Current assets
   Cash and cash equivalents                                                 $   208,972    $   228,617
   Accounts receivable-trade                                                      27,570           --
   Inventories                                                                    56,182         27,124

    Prepaid loan fees                                                             33,778           --
   Other current assets                                                           18,303          4,257
                                                                             -----------    -----------
        Total current assets                                                     344,805        259,998
                                                                             -----------    -----------

Non-current assets
   Property and equipment, net                                                    56,915         68,915
   Intangible assets                                                               8,980          8,240

    Prepaid loan fees                                                             22,603           --
   Other long-term assets                                                          4,232          4,232
                                                                             -----------    -----------
        Total non-current assets                                                  92,730         81,387
                                                                             -----------    -----------

Total assets                                                                 $   437,535    $   341,385
                                                                             ===========    ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                                           $    62,436    $     9,247
   Accrued liabilities                                                              2,398          6,492
   Advances from shareholders                                                        --             --
   Notes payable                                                                  500,000           --
                                                                              -----------    -----------
        Total current liabilities                                                 564,834         15,739
                                                                              -----------    -----------


Long-term liability-convertible debenture                                         250,000           --
                                                                                             -----------

Commitments and contingencies

Stockholders' equity (deficit)
   Preferred stock, $.001 par value, 20,000,000 shares authorized, no
    shares issued and outstanding                                                    --             --
   Common stock, $.001 par value, 100,000,000 shares authorized,
    53,421,102 and 8,652,400 shares issued and outstanding                         53,421      4,036,957
   Additional paid-in capital                                                   4,333,036           --
   Accumulated deficit                                                         (4,763,756)    (3,711,311)
                                                                              -----------    -----------
        Total stockholders' equity (deficit)                                     (377,299)       325,646
                                                                              -----------    -----------

Total liabilities and stockholders' equity (deficit)                          $   437,535    $   341,385
                                                                              ===========    ===========

                 See notes to consolidated financial statements.

                                 BSI 2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              For the Period
                                                                                                              from July 30,
                                                                                                                   1993
                                          For the Nine Months Ended          For the Three Months Ended        (Inception)
                                                September 30,                       September 30,                through
                                        ------------------------------      ------------------------------    September 30,
                                            2003              2002              2003             2002              2003
                                        ------------      ------------      ------------      ------------      ------------
                                         (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)

Revenues                                $     34,290      $      9,990      $     29,290      $      9,990      $     95,580
                                        ------------      ------------      ------------      ------------      ------------

Cost of goods sold                            46,475              --              46,475              --              46,475
                                        ------------      ------------      ------------      ------------      ------------


Gross profit (loss)                          (12,185)            9,990           (17,185)            9,990            49,105
                                        ------------      ------------      ------------      ------------      ------------

Operating expenses
   Selling expenses                          176,657           235,950            43,721           113,376           940,532
   General and administrative                504,145           263,637           201,213            65,179         2,328,317
   Stock-based compensation expense             --                --                --                --             253,741
   Research and development                  345,937            56,329            93,426            30,188         1,260,221
                                        ------------      ------------      ------------      ------------      ------------
     Total operating expenses              1,026,739           555,916           338,360           208,743         4,782,811
                                        ------------      ------------      ------------      ------------      ------------
Other income (expense)
   Interest expense                           (6,537)          (41,426)           (5,323)           (2,998)         (127,750)
   Interest income                             1,635             1,088               404           (16,909)           23,043
   Financing costs                            (8,619)             --              (8,619)             --              (8,619)
   Other expense                                --                --                --                --              83,276
                                        ------------      ------------      ------------      ------------      ------------
     Total other income (expense)            (13,521)          (40,338)          (13,538)          (19,907)          (30,050)
                                        ------------      ------------      ------------      ------------      ------------
Net loss                                $ (1,052,445)     $   (586,264)     $   (369,083)     $   (218,660)     $ (4,763,756)
                                        ============      ============      ============      ============      ============
Basic and diluted weighted
 average common shares
 outstanding                              37,298,926         6,536,401        51,509,417         6,546,401         3,794,357
                                        ============      ============      ============      ============      ============

Basic and diluted loss per
 common share                           $      (0.03)     $      (0.09)     $      (0.01)     $      (0.03)     $      (1.26)
                                        ============      ============      ============      ============      ============

                 See notes to consolidated financial statements.

                                 BSI 2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)


       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)


                                                                                       Accumulated
                                            Common Stock              Additional      Deficit During           Total
                                     --------------------------        Paid-in        the Development      Stockholders'
                                       Shares          Amount          Capital            Stage          Equity (Deficit)
                                     ----------     -----------      ------------     ---------------    ----------------

Balance - December 31, 2002           8,652,400     $ 4,036,957      $      --        $  (3,711,311)     $     325,646
Stock issued for cash                   994,500         135,360          214,140               --              349,500
Stock issued for equity line of
 credit commitment and
 placement fees                       1,910,714           1,911           (1,911)              --                 --
Stock issued for note payable
 fee                                    500,000             500             (500)              --                 --
Issuance of stock in connection
 with reverse acquisition            41,363,488      (4,121,307)       4,121,307               --                 --
Net loss                                   --              --               --           (1,052,445)        (1,052,445)
                                     ----------     -----------      -----------      -------------      -------------
Balance - September 30, 2003         53,421,102     $    53,421      $ 4,333,036      $  (4,763,756)     $    (377,299)
                                     ==========     ===========      ===========      =============      =============



                 See notes to consolidated financial statements.

                                 BSI 2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  For the Period
                                                                                                  from July 30,
                                                                                                 1993 (Inception)
                                                                                                     through
                                                             Nine Months Ended September 30,      September 30,
                                                                 2003              2002                2003
                                                             ------------      -------------     ----------------
                                                             (unaudited)        (unaudited)        (unaudited)
Cash flows from operating activities
   Net loss                                                  $ (1,052,445)     $   (586,264)     $  (4,763,756)
                                                             ------------      ------------      -------------
   Adjustments to reconcile net loss to net cash used in
operating activities
     Depreciation expense                                          21,195            13,636             98,228
     Gain on forgiveness of debt                                     --                --              (65,485)

      Discounts given on long-term debt                              --             (35,312)              --
     Stock based compensation                                        --                 500            253,741
     Changes in assets and liabilities
         Accounts receivable-trade                                (27,570)             --              (27,570)
       Inventories                                                (29,058)             --              (56,182)
       Other current assets                                       (47,824)          (15,538)           (52,081)
       Other long-term assets                                     (22,603)            4,856            (26,835)
       Accounts payable                                            53,189           (39,431)           116,499
       Accrued liabilities                                         (4,094)          (27,911)            55,947
                                                              -----------       -----------       ------------
                                                                  (56,765)          (99,200)           296,262
                                                              -----------       -----------       ------------
         Net cash used in operating activities                 (1,109,210)         (685,464)        (4,467,494)
                                                              -----------       -----------       ------------

Cash flows from investing activities
   Redemption of certificates of deposit                             --                --               35,000
   Purchase of certificate of deposit                                --                --              (35,000)
   Purchase of fixed assets                                        (9,935)          (16,325)          (107,529)
   Patent application                                                --              (3,910)            (8,240)
                                                              -----------       -----------      -------------
         Net cash used in investing activities                     (9,935)          (20,235)          (115,769)
                                                              -----------       -----------      -------------

Cash flows from financing activities
   Proceeds from issuance of common stock                         349,500           322,418          3,241,841
   Repayment on long-term debt                                       --             (93,173)           (81,516)
   Proceeds from long-term debt                                   250,000           500,000          1,169,500
   Repayment on capital lease obligations                            --                --              (37,590)
   Proceeds from short-term debt                                  500,000              --              500,000
                                                              -----------       -----------      -------------
         Net cash provided by financing activities              1,099,500           729,245          4,792,235
                                                              -----------       -----------      -------------

Net (decrease) increase in cash and cash equivalents              (19,645)           23,546            208,972

Cash and cash equivalents - beginning of period                   228,617             7,712               --
                                                              -----------       -----------      -------------

Cash and cash equivalents - end of period                     $   208,972      $     31,258      $     208,972
                                                              ===========      ============      =============

(Continued on following page.)


                 See notes to consolidated financial statements.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


(Continued from previous page.)

Supplemental disclosure of cash flow information:

     The Company did not pay cash for interest expense or income taxes during the years ended December 31, 2002 or 2001 or during the nine-month period ended September 30, 2002. Cash paid for interest expense for the three months ended September 30, 2003 was $7,575. Cash paid for interest expense from Inception (July 30, 1993) through September 30, 2003 was $75,739.

Supplemental disclosure of non-cash activity:

     Effective March 31, 2003, the Company entered into a merger agreement, which has been accounted for as a reverse acquisition. No assets were acquired. As a result of the merger, there has been an increase of 41,363,488 shares of common stock outstanding in the surviving company.

     As part of the merger, the Company assumed an existing liability of KFI of $56,825 which will be funded through a note receivable from shareholders of the Company.

     During the nine month period ended September 30, 2002 (unaudited), the Company repaid a note with cash of $1,938 and the issuance of 13,322 shares of common stock valued at $8,326. Three additional notes were repaid with $91,235 cash and the remaining $35,312 was forgiven by the lenders. A lender used $500,000 principal and $10,945 in accrued interest to exercise 800,000 warrants at $.625 per warrant.


                 See notes to consolidated financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BSI 2000, Inc., (the Company), was formed on July 30, 1993. The Company is a value-added reseller ("VAR") of LaserCard's(R) optical cards and optical card readers. As a VAR, the Company develops proprietary hardware and software adapting LaserCard's(R) optical card technology for specific applications. The Company's products are designed as turnkey solutions for identified commercial and governmental card-based information needs.

The Company is a development stage company that has not had any significant revenue since inception. There is no assurance that the Company will generate significant revenue or earn a profit in the future.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of BSI 2000, Inc. and its subsidiary, BSI Operating, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern
-------------

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

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Inventories
-----------

Inventory consists of raw materials and is stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets of 5 years. Leasehold improvements are amortized over a 5 1/2 year period.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

The Company recognizes revenue in compliance with SAB 101, "Revenue Recognition in Financial Statements." Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through September 30, 2003, revenues earned represented sales to distributors of demonstration units of the Company's products.

Transaction based revenue is recognized as transactions are completed and are billed monthly based on service agreement rates in effect.

Intangible Assets
-----------------

Intangibles include trademarks and patents, which are recorded at cost. These patents are awaiting approval from the U.S. Patent office. Once accepted, the Company will begin amortization over the life of the patent.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

Software and Research and Development Costs
-------------------------------------------

Expenditures made for research and development are charged to expense as incurred.

Costs incurred to date for the development of the Company's products have been charged to expense as incurred. Future costs may be capitalized to the extent they meet the requirements of SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

Basic and Diluted Earnings Per Common Share
-------------------------------------------

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of warrants, options and convertible debt.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements (continued)
-----------------------------------------------------

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46)". This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it does not have any variable interest entities as of September 30, 2003.

In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31,2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Unaudited Interim Financial Information
---------------------------------------

The accompanying financial statements for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited but include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operating results and cash flows for the periods presented.


NOTE 2 - REVERSE ACQUISITION
----------------------------

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

The terms of the merger agreement between the Company and Knowledge Foundations, Inc. provided that the liabilities of Knowledge Foundation, Inc. at the closing would not exceed $15,000. However, at the closing Knowledge Foundations, Inc. had a note payable and accrued interest outstanding in the amount of $56,825. In order to off set this liability certain shareholders of Knowledge Foundations Inc. executed a note payable to the Company in the amount of $56,825. The Knowledge Foundation, Inc. note and accrued interest have been recorded as a reduction of additional paid in capital. The note receivable from the Knowledge Foundation, Inc. shareholders has been recorded as an increase to additional paid in capital.

NOTE 3-EQUITY AND DEBT TRANSACTIONS
-----------------------------------

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

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, BSI will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4.0% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation., a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on BSI's stock price on July 7, 2003, the date BSI agreed to engage the placement agent.

During the period July 18, 2003 through September 30, 2003, BSI received proceeds of $215,000 from the sale of 860,000 shares of its common stock in a private placement at $.25 per share.

On October 3, 2003, BSI received proceeds of $35,000 from the sale of 140,000 shares of its common stock in a private placement at $.25 per share.

On September 16, 2003, BSI received the net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell Capital Partners, LP as additional consideration in the transaction.

ITEM 2        MANAGEMENT'S PLAN OF OPERATIONS

RISK FACTORS AND CAUTIONARY STATEMENTS

Cautionary Statement Regarding Forward-Looking Statements

The Company's Form 10-QSB or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

Financial Condition and Results of Operations
---------------------------------------------

The following should be read together with the financial statements included in this report.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

OVERALL RESULTS OF OPERATIONS

For the three months ended September 30, 2003 we incurred an overall loss of ($369,083) or ($.01) per share, which was a material increase from the loss of ($218,660) or ($0.03) per share for the comparable period in the prior year.

REVENUE

We had revenues of $29,290 during the three months ended September 30, 2003 as compared to revenues of $9,990 for the comparable period in the prior year.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2003, were $338,360 and represent an increase of $129,617 or nearly a 62% increase in operating expenses of $208,743 for the comparative period ended September 30, 2002.

The largest component of operating expenses for the periods ended September 30, 2003 and 2002 related to general and administrative expenses. For the period ended September 30, 2003, general and administrative expense were $201,213, an increase of $136,034 or nearly a 208% increase in general and administrative expenses of $65,179 for the comparative period ended September 30, 2002. The general and administrative expenses for the period ended September 30, 2003 relate to salary expense of $37,891, contracted services in the amount of $47,254, $8,845 for employee benefits, $57,323 for legal fees, and office expenses of $26,636, as compared to salary expense of $34,507, contracted services in the amount of $2,583, employee benefits of $9,538, $3,988 for legal fees, and office expenses of $12,694 for the period ended September 30, 2002.

BSI further had selling expenses for the three months ended September 30, 2003 of $43,721, as compared to $113,376 for the period ended September 30, 2002. The selling expenses are attributable to salary expense of $15,000, consulting fees of $5,270, travel and entertainment expenses of $15,068 and advertising expenses in the amount of $4,927 as compared to salary expense of $26,816, consulting fees of $43,372, travel and entertainment expenses of $29,919 and advertising expenses of $7,192 for the comparative period ended September 30, 2002.

BSI also had research and development expenses of $93,426 for the quarter ended September 30, 2003, as compared to $30,188 for the period ended September 30, 2002, an increase of $63,238. This increase is attributable to salary expense of $73,387, consulting fees of $3,072 and costs of components of $(13,221).

OTHER EXPENSES

As to the other income and expenses, the Company had interest expenses, after taking into account interest income of $404, of $5,323 for the quarter ended September 30, 2003, as compared to interest expenses, after taking into account interest income of $519, of $6,475 for the comparative period ended September 30, 2002. The Company also had financing costs of $8,619 for the three months period ended September 30, 2003 and compared to zero at September 30, 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

OVERALL RESULTS OF OPERATIONS

For the Nine months ended September 30, 2003 we incurred an overall loss of ($1,052,445) or ($.03) per share, which was a material increase from the loss of ($586,264) or ($0.09) per share for the comparable period in the prior year.

REVENUE

We had revenues of $34,290 during the nine months ended September 30, 2003 and $9,990 for the comparable period in the prior year.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2003, were $1,026,739 and represent an increase of $470,823 or nearly a 85% increase in operating expenses of $555,916 for the comparative period ended September 30, 2002.

The largest component of operating expenses for the nine month period ended September 30, 2003 and 2002 related to general and administrative expenses. For the nine month period ended September 30, 2003, general and administrative expense were $504,145, an increase of $240,508 or nearly a 91% increase in general and administrative expenses of $263,637 for the comparative period ended September 30, 2002. The general and administrative expenses for the nine month period ended September 30, 2003 relate to salary expense of $119,670, contracted services in the amount of $129,371, $37,431 for employee benefits, legal expenses of $69,018, office expenses of $60,250 and merger expenses of $43,325, as compared to salary expense of $85,896, contracted services in the amount of $27,199, employee benefits of $24,609, legal expenses of $25,840, and office expenses of $57,022 for the nine month period ended September 30, 2002.

BSI further had selling expenses for the nine months ended September 30, 2003 of $176,657, as compared to $235,950 for the same period ended September 30, 2002. The selling expenses are attributable to salary expense of $48,542, consulting fees of $61,620, travel and entertainment expenses of $49,076 and advertising expenses in the amount of $12,224 as compared to salary expense of $81,091, consulting fees of $43,372, travel and entertainment expenses of $72,949 and advertising expenses of $13,100 for the comparative period ended September 30, 2002.

BSI also had research and development expenses of $345,937 for the nine month period ended September 30, 2003, as compared to $56,329 for the same period ended September 30, 2002, an increase of $289,608. This increase is attributable to salary expense of $255,694, consulting fees of $53,637 and costs of components of $(20,262).

OTHER EXPENSES

As to the other income and expenses, the Company had interest income, after taking into account interest expenses of $6,537, of $1,635 for the nine month period ended September 30, 2003, as compared to interest expenses, after taking into account interest income of $1,088, of $41,426 for the comparative period ended September 30, 2002. The Company also had financing costs of $8,619 for the nine month period ended September 30, 2003 compared to zero at September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had cash of $208,972 and current liabilities of $564,834. We do not have sufficient cash or other current assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern.

On July 7, 2003, BSI sold $250,000 convertible debentures to Cornell Capital Partners, LP. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed.

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, BSI will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4.0% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation., a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on BSI's stock price on July 7, 2003, the date BSI agreed to engage the placement agent.

During the period August 1, 2003 through October 3, 2003, BSI received proceeds of $250,000 from the sale of 1,000,000 shares of its common stock in a private placement to Pursuit Capital at $.25 per share.

On September 16, 2003, received the net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell Capital Partners, LP as additional consideration in the transaction.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. BSI has experienced losses since inception. The extended period over which losses have been experienced is principally attributable to two factors, lack of capital and long sales lead times. Lack of capital has prevented BSI from quickly developing and aggressively marketing its products. In addition, most of BSI's potential customers are large corporations or governments. Adopting BSI's products will in many cases require changing the way business is done. These circumstances can result in two years or more elapsing from initial sales contact to delivery of product. In order to fund activities until positive operating cash flow is achieved, Management recognizes that BSI must generate revenue from its operations and must raise capital from the sale of its securities. However, no assurances can be given that BSI will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

CAPITAL RESOURCES

Pursuant to the Equity Line of Credit, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, BSI will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice BSI shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4.0% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI has paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on BSI's stock price on July 7, 2003, the date BSI agreed to engage the placement agent.

We are attempting to register shares of common stock to be issued in connection with the Equity Line of Credit and upon conversion of the debentures. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Pursuant to our Articles of Incorporation, we are authorized to issue up to 100,000,000 shares of common stock, of which 53,561,102 are outstanding. At a recent price of $0.40 per share, we would be required to issue at $0.3960 (99% of $0.40), 37,878,788 shares of common stock in order to fully utilize the $15.0 million available. If our stock price were to decline, we would be required to issue additional shares to fully utilize the amount available under the Equity Line of Credit, and would possibly have to register and/or authorize additional shares of our common stock. For example, at an assumed lower price of $0.30, we would need to authorize 5,967,352 additional shares to fully utilize the Equity Line of Credit. We would have to receive the affirmative vote of a majority of our outstanding shares to approve any increase in authorized shares. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

PLAN OF OPERATIONS

We will also continue to pursue sales of our Employee Tracking System and Access Control and Site Security products to commercial customers. Upon closing of any such sale we expect to increase our staff size by three employees.

Any award of a major contract would require us to immediately increase the size of our staff to approximately 25 employees and consultants. We currently have seven full time employees and three consultants.

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

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1   LEGAL PROCEEDINGS.

The Company currently has a claim against it by a consultant over consideration with regard to a finder's fee for potential equity financing for Knowledge Foundations, Inc. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of September 30, 2003 and therefore has not accrued any liability in the accompanying financial statements.

ITEM 2   CHANGES IN SECURITIES.

During the period August 1, 2003 through September 30, 2003, BSI received proceeds of $215,000 from the sale of 860,000 shares of its common stock in a private placement at $.25 per share.

In connection with the Equity Line of Credit Agreement with Cornell Capital Partners, LP, Cornell Capital Partners received 1,875,000 shares of common stock as a one-time commitment fee. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid Newbridge Securities Corporation a one-time placement agent fee of 35,714 shares of common stock

In connection with the issuance of a $500,000 secured promissory note to Cornell Capital Partners, LP, the Company issued 500,000 shares of its common stock to Cornell Capital Partners, LP as additional consideration in the transaction.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding BSI so as to make an informed investment decision. More specifically, BSI had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in BSI2000' securities.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5: EXHIBITS AND REPORTS ON 8-K:

         Exhibits.
         Exhibit 31  CEO Certification pursuant
                     to Section 302 of the
                     Sarbanes-Oxley Act of 2002
         Exhibit 32  CEO Certification pursuant
                     to Section 906 of the
                     Sarbanes-Oxley Act of 2002
         Reports on Form 8-K.
         During April 2003, the Company filed a report on Form 8-K reporting the consummation of its merger with Knowledge Foundations, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 19, 2003                    By:   /s/  Jack Harper
                                                --------------------------------
                                                Jack Harper
                                                President and
                                                Chief Executive Officer