Form 10KSB
period 2003-12-31
BSI2000 INC
filed 2004-04-14
CIK 1099780

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________

                         Commission File Number 0-28287

                                  BSI2000, INC.
                 (Name of small business issuer in its charter)

          Delaware                                                 88-0418749
(State or Other Jurisdiction of                                   (IRS Employer
Incorporation or Organization)                                   Identification
No.)

                        12600 West Colfax Ave. Suite B410
                               Lakewood, CO 80215
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (303) 231-9095

         Securities Registered Under Section 12(b) of the Exchange Act:
                         Common Stock - $.001 Par Value.

         Securities Registered Under Section 12(g) of the Exchange Act:
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:  $34,440

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 1, 2004 was approximately $5,698,000 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 60,341,603 shares of registrant's Common Stock outstanding as of March 29, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

                                TABLE OF CONTENTS


PART I.........................................................................2

ITEM 1.         DESCRIPTION OF BUSINESS........................................2
ITEM 2          DESCRIPTION OF PROPERTY........................................7
ITEM 3.         LEGAL PROCEEDINGS..............................................8
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............8

PART II........................................................................8

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS............................................9
ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                OF OPERATION..................................................13
ITEM 7.         FINANCIAL STATEMENTS..........................................20
ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE........................20

PART III......................................................................21

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION
                16(A) OF THE EXCHANGE ACT.....................................21
ITEM 10.        EXECUTIVE COMPENSATION........................................23
ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND AGREEMENT.................................................24
ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................26
ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K..............................27

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

MERGER

On March 31, 2003, Knowledge Foundations, Inc., now known as BSI2000, Inc. ("KFI"), closed its reverse triangular merger with BSI2000, Inc., a privately held Colorado corporation. Immediately prior to the closing, KFI spun-off all of its assets and liabilities (except for a $50,000 note payable and related accrued interest of $6,825) to Dr. Richard Ballard, Jan Pettitt, Michael Dochterman, Robert A. Dietrich, Joel Vest (directors, officers, and/or principal shareholders of KFI) and certain other KFI shareholders. In connection with the spin-off, 34,105,900 shares of the common stock of KFI surrendered by the parties mentioned above were cancelled. After the spin-off, 5,027,818 shares of KFI remained outstanding.

In closing the merger transaction, KFI issued 45,122,570 shares of its common stock for all of the outstanding shares of common stock of BSI2000, Inc. Immediately following the closing, KFI changed its name to BSI2000, Inc. and BSI2000, Inc. (a wholly owned subsidiary of KFI as a result of the merger) changed its name to BSI Operating, Inc.

As a result of the transactions described above, KFI has divested itself of its business and has acquired the business of BSI2000, Inc. For financial reporting purposes the transactions have been accounted for as a re-capitalization of BSI2000, Inc. Accordingly the net increase in the BSI2000, Inc. outstanding shares of 41,363,488 shares (from 8,786,900 to 50,150,388 shares of common stock) has been reflected in the financial statements as shares issued in the re-capitalization of BSI2000, Inc.

As a result of the accounting method adopted to record the merger, for financial reporting purposes the historical financial statements of BSI2000, Inc. have become the historical financial statements of the continuing entity. The historical financial statements of KFI are not presented.

BUSINESS

BSI was incorporated under the name Unified Data Link, Incorporated in July 1993, and changed its name to Bank Systems 2000, Inc. in April 1995. The company changed its name to BSI2000, Inc. on May 19, 1995. It has a contract to buy optical cards, card reader heads, and software from LaserCard Systems Corporation, a division of Drexler Technology (NASDAQ "DRXR") under a value added reseller volume pricing agreement. See "CURRENT Contracts-LaserCard Systems." BSI has developed and markets proprietary applications of optical card technology, using the LaserCard products.

BSI's management believes that government agencies and companies in many industries have interest in developing new identification systems and end user data management techniques that integrate carried data that can be updated on site. For example, BSI management has presented the BSI technology to the U.S. INS, the new Transportation Security Administration, the U. S. Maritime Administration, the United States Coast Guard, several port authorities, and others that have expressed interest. In addition, BSI management has presented the technology to commercial companies with the result that teaming and strategic alliance agreements have resulted with three.

BSI has developed technology that integrates special hardware and proprietary, patent-pending software, to provide turnkey optical card systems for the national identification and other card markets. It develops software applications for commercial and government customers. We expect to sell secure encrypted optical cards for distribution to customers' end users (employees, patients, immigrants, etc.), as well as reading/writing transaction processing units that confirm the card carrier's identity with biometrics and allow updating of the information on the card, as well as providing a complete audit trail of the use of the card. Each optical card system is developed specifically for the customer's needs. Categories of development for prospective customers include government agencies, industrial companies, and health care providers.

The cards are designed to securely store identification data (name, address, photograph, fingerprint, etc.), and other information desired by the customer (for example, pension or health and medical data, police records, or border crossing and employment dates) in an updateable digital form. Optical cards are essential due to their extreme high data capacity (equivalent to 1,500 typewritten pages); reliability and high security; their ability to have data partitioned to separate physical secure areas on the card; and ease of use and updating.

The plastic cards (about the same size as routine credit cards) are produced by the end user to a customer employee at a transaction station (in a hospital, at a border crossing, etc.). The cards are first "read" at the station: User identification is visually confirmed by display of a color photograph (stored in the card) on the monitor, and digitally confirmed by comparing the user's fingerprint (also stored in the card) to the optical reading of the user's finger print at the station. Then, the station reads extensive data from the card, and new information can be added with a computer keyboard. The units run on AC current and are about the size of a shoebox. In contrast to "smart card" systems in which the card reader usually runs off a personal computer, all the optical card unit's computing power is contained in the unit; the unit cannot be used for any other purpose, and usually is much easier to operate than smart card systems, which require a reader unit and a personal computer (not just the keyboard). Also, the card data is personal to the carrier. The station manager cannot store or copy the card identification or any other data, because the system is inherently off-line (no on-line communications with a personal or main frame computer are needed to access the card).

Other biometric verification procedures include digital signature recognition and hand scanners.

In June 2002, BSI signed an exclusive contract to sell transaction processing units for use in a foreign country in partnership with Titan Secure Systems, a division of Titan Corporation. See "CURRENT CONTRACTS."

Optical cards provide about 1,000 times the memory, 30 times as fast update speed, and far more security and reliability than smart chip cards. Optical cards can store thousands of transaction records, account balances, audit trails, medical and insurance information, digital photographs, and personal databases. Any information that can be stored in a computer can be recorded and managed on an optical card.

CURRENT PRODUCTS. BSI has developed three related products, each with biometric verification procedures:

SECURUS 2000 ACCESS CONTROL AND SITE SECURITY. This product is designed to meet the most demanding security needs. Any number of these units can be linked together over an integrated and crypto-secure local network to cover any number of doors and buildings in a site. The entire system may be linked over the Internet to a remote control site. Each security officer has an administrative card to monitor and enable specific actions of controlling personnel.

CIVILITAS 2000 GOVERNMENT ID. The Civilitas (Latin for citizen) card is for government issue, to record identification data, and allows up to 16 separate government programs to be tracked and monitored on a single card, including border crossings, medical records, social pension eligibility and cash transfers, medical records, police records, etc. Each partition has its own crypto key. Border crossings also may be monitored and flagged by advanced heuristic software techniques to automatically flag suspicious events for closer inspection by personnel. Six units of a slightly modified version of Civilitas 2000 (the modified version is named SIGABA 2000) were sold to the INS.

TECHNICAL INFORMATION. BSI's systems use the optical cards to provide automatic fingerprint and signature verification, and photographic confirmation, to prevent card use by unauthorized persons. The data is safe and secure, in contrast to smart chip cards, which can be unstable due to static electricity and magnetic fields such as used in airport security.

The optical cards may be partitioned into separate physical areas, each used for a different program: Basic identification information may be stored in a common area; pension payments data in another; medical and health in another (itself partitioned for sensitive information such as psychiatric, HIV/AIDS, etc.). Each partitioned data area is protected by its own security system.

Permanent data storage capacity on the card allows a complete audit trail to be maintained for all transactions. Such audit mechanisms are mandatory in order to reconstruct events after fraudulent use or system malfunction. Laws in many countries require such mechanisms to be in place.

The large card capacity means that if the end user wishes, almost all sensitive information (such as digital fingerprints) can reside only on the card and not in a central database, an important feature to gain citizen acceptance of identification cards.

BSI's systems all use a specific variation or application of the standard BSI developed transaction software and hardware protocol (named the "ToolKit 2000"). The ROM-resident real-time process control software, that is embedded in the processing unit, consists of a combination of the standard BSI C/C++ coded modules from the following list: Embedded Windows NT multitasking operating system interface; optical drive interface and control; TCP/IP communications control for partially on-line systems; digital I/O module control; external interface control; printer formatting and control; database systems; crypto system; magnetic stripe reader control; barcode scanner control; fingerprint identification and control; signature verification and control; and components. The optical card reader head and related software is purchased from LaserCard Systems Corporation.

BSI continues to develop (and apply for patent protection covering) software in the area of strong encryption techniques and high-performance data management methods for optical card systems. These methods are required for secure and efficient optical card systems to be safely used in the field. Other patent applications cover the use of the technology.

The hardware for most applications is fairly straightforward and consists of a metal or plastic shell, internal bracketry, power supply and switching, control button and status LEDs, color LCD screen, single board process control computer, integrated optical card device, sound transducer, thermal printer, and others.

Devices integrated into BSI systems include fingerprint scanners, signature verification pads, and external door lock controls. The device is about the same size and shape as a shoebox.

PATENTS. BSI's business model is to contract with much larger companies to develop or expand specific vertical markets for their products and sell our products through them. In this way competitors must evaluate the cost of overtaking the larger partner company, which is already dominant in the market - a significant barrier to entry. We believe that a primary value of BSI's patents, if awarded, will be to attract larger companies to contract with BSI, and protect their market share as well as protect BSI's technology from copying by its partners and their competitors.

BSI has applied to the United States Patent & Trademark Office for a patent covering the uses or methods of using certain technology which it has developed, including methods for entering and storing medical records by using bar codes and optical scanning to rapidly update records in less than several minutes; a novel method of recording medical information with automatic analysis of statistical trends of the data by using card-based heuristic software techniques; drug testing, personnel access to controlled areas (for controlling checkout of company or agency tools and equipment), and the use of biometric data (digital fingerprint, signature and photograph) for controlling access. To date no patents have been issued.

Additional patent applications were filed for in 2003 as new technology developed.

SALES AND MARKETING, AND SOURCES OF REVENUE. BSI's sales and marketing strategy and our plan to create sources of revenue has three primary components:

1. Contract with a larger company that is dominant in a sector or country (for example, Titan Secure Systems for foreign card project in an undisclosed country; and L.C. Sistemia for Italy's national identification project).

2. Where possible, negotiate contracts to include ongoing transaction fees, which will be earned each time an optical card is used (e.g., $0.02 - $0.06 per use). The contract with L.C. Sistemia does not include a transaction fee, but BSI expects future contracts to include this provision. Transaction fees are priced in the contract to what the market will bear, and will vary from application to application. Records of the accrued fees accumulate in processing unit and will be transmitted to us monthly. This data transmission does not include any data from the individual cards.

3. Negotiate contracts to include the sale of transaction units, optical cards, replacement optical cards, and maintenance fees. We anticipate that the transaction units will be sold through the dominant companies with which we associate. BSI intends to sell the systems with slim margins, because significantly more revenue can be obtained through selling the cards and through transaction fees. In the typical project, as much as 95% of the initial costs comes from the high margin cards. In some instances we may sell units at or below cost to access the revenue streams from cards and transactions. BSI intends to sell unique optical cards directly to customers, which are then distributed to end users. The cost of optical cards is almost always the dominant initial expense for the customer. BSI's systems require BSI2000-supplied cards that must be cryptologically initialized and embossed with our logo. In addition, BSI intends to sell replacement cards to customers, who are used to replacing cards (like VISA cards) every two years or so. BSI buys the stock cards from LaserCard Systems Corporation. BSI also warrants the transaction units for one year, then charges for maintenance.

CURRENT CONTRACTS

It is important to note that BSI has not yet delivered product in any significant quantity. However, BSI has received a limited order for its products from an agency of the United States Federal Government and has also put into place various strategic teaming and alliance agreements with substantial external partner companies as follows:

TITAN CORPORATION. On July 25, 2002, BSI signed a strategic alliance agreement with Titan Secure Systems, a division of Titan Corporation. Titan provides secure information systems, systems support, and products on a global basis and has been awarded a contract for the implementation of a card system for an undisclosed country. Titan wishes to employ BSI's optical card transaction processing units to satisfy the needs of the project.

During the term of the signed strategic alliance agreement, Titan has the exclusive right to market and employ BSI's transaction processing units into the country for the project. Also during the term of the agreement, Titan will not market into the country any products that perform essentially similar functions as the BSI product without preauthorization of BSI. The agreement will remain in force as long as Titan has an active project in the country.

Titan will provide BSI with detailed product specifications based upon the needs of the project. BSI will provide pricing to Titan on a per unit basis based upon the resulting specifications. No purchase orders have yet to be received from Titan for transaction processing units.

L.C. SISTEMIA. On May 7, 2001, BSI signed a strategic alliance agreement with L.C. Sistemia ("LCS," an Italian systems engineering and project management company with offices in Rome). Pursuant to legislation enacted in 2000 to implement a secure national identification card system, the Italian government awarded two contracts. One contract is held by Siemens A.G. (to install and operate card initialization systems, i.e., issuance of secure optical cards for ultimately up to 58,000,000 people). The second contract is held by LCS (to supply the optical cards and card transaction units for use in passport offices, medical clinics, police stations, post offices, and other government offices).

Until May 7, 2011, BSI has the exclusive right to develop and market the transaction units into Italy through LCS, as required to satisfy LCS' contract with the Italian government. LCS has agreed not to design, market or sell any other company's optical card transaction units to the Italian government. The price for the units will be BSI's actual direct cost plus 25%. Development costs and changes in products will be borne by BSI. BSI will be paid an additional amount equal to a one percent royalty on all amounts paid for optical cards sold into Italy by LaserCard Systems Corporation, and this royalty will be paid to BSI by LaserCard Systems Corporation. As of the date of this filing, BSI has not received an initial order for transaction processing units or an estimate of the amount of the initial order or the timing thereof.

BSI has the right to terminate the agreement with LCS if sales into Italy are less than target levels.

BSI has developed the Civilitas 2000 national identification card system, which will be used in the LCS portion of the encryption and data programming of cards for the Italian government system. BSI retains all rights to this technology, and intends to market similar systems to other governments in the future.

LASERCARD SYSTEMS. BSI signed a one year agreement with LaserCard Systems Corporation on April 28, 2000 (renewed on June 3, 2003 for a term expiring in June 4, 2004) to purchase optical cards, optical card drives and readers, software and other items. LaserCard has the right to sell its products to other resellers and end users. To date, BSI has bought a limited amount of products from LaserCard but will rely upon this vendor for cards and parts to satisfy orders received in the future.

COMPETITION

BSI has two sources of competition: The most serious competition comes from chip cards which are plastic credit card sized cards that contain embedded computer chips. Chip cards address markets where only very small amounts of low-value data is manipulated (e.g., telephone cards). We believe that applications that require larger amounts of data manipulation (e.g., medical cards) or higher security (e.g. Bank Cards) are better served by optical cards with their larger memory (1,000x), greater speed (30x for writing in data), and more robust reliability (impervious to static electricity and other environmental damage). However, most consumers are familiar with chip cards but not with optical cards.

The other source of competition is tactical. BSI is aware of only one other company (Zerco Systems, Inc.), a small company that markets embedded optical card systems of any form. It believes it will compete effectively against Zerco; Zerco sells to end users (to our knowledge, only in the United States), in contrast to BSI's strategy of selling to larger companies like L.C. Sistemia and DISA, on a worldwide basis.

MANUFACTURING, SUPPORT AND FACILITIES

BSI outsources hardware manufacturing to one or more contract assembly houses on a turn-key basis; the manufacturer manages all parts purchasing, inventory control, quality control, fabrication and assembly, testing, as well as burn-in operations.

Fully tested and finished hardware products will be shipped to BSI's office in Lakewood where the proprietary control and security software is loaded and crypto keys installed. After complete checkout, the finished software and hardware units are packaged, inventoried, and shipped to the end user.

We believe that the primary advantages to this approach include the ability to control inventory on an agile 30-day (or less) schedule; the ability to benefit from the parts purchasing power of a large assembler; and the elimination of direct purchasing and components overhead.

Except for the card reader drives and heads BSI buys from LaserCard Systems, all purchased electronic components for the products are standard and commercially available from multiple sources. A typical BSI machine has several hundred inventoried components and subassemblies including a number of custom machined pieces.


EMPLOYEES

         As of March 1, 2004, we had 8 full-time and 0 part-time employees. 5 of these employees are involved in software programming and support, 2 are involved in the marketing and deployment of product, and 1 is involved in our administrative and financial operations. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. See "Executive Compensation." Competition for such qualified personnel in our industry and the geographical locations of our offices is intense, particularly in software development and technical personnel.


ITEM 2.    DESCRIPTION OF PROPERTY

BSI leases 2,800 square feet of space at 12600 W. Colfax Ave., B410, Lakewood, Colorado 80215. The lease, which expires on January 31, 2004, provides for rental payments of $4,231.50 per month plus its share of building operating expenses (real estate taxes, insurance and utilities). The offices house sales and marketing, software and hardware research and development as well as manufacturing control, limited inventory and other administrative tasks.

ITEM 3. LEGAL PROCEEDINGS

The Company currently has a claim against it by a consultant over consideration with regard to a finder's fee for potential equity financing for Knowledge Foundations, Inc. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable at this time.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 12, 2003, the shareholders of Knowledge Foundations, Inc. approved the spin-off of all of its assets to a group of its shareholders (including its founder, Dr. Richard Ballard) and BSI2000, Inc.'s shareholders approved the merger with Knowledge Foundations, Inc.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

BSI's common stock currently trades on the Over-The-Counter Bulletin Board ("OTC:BB") under the trading symbol "BSIO".

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2001, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                BID PRICES
                                           ----------------------
                                            HIGH             LOW
                                           ------           ------
          2001
          First Quarter                     2.375           .5000
          Second Quarter                    1.000           .5625
          Third Quarter                     .9000           .6500
          Fourth Quarter                    .6500           .3600

          2002
          First Quarter                    1.0600           .3600
          Second Quarter                   2.4500           .7000
          Third Quarter                    1.8500           .8200
          Fourth Quarter                   1.1500           .2600

          2003
          First Quarter                     .6200           .1000
          Second Quarter                    .5800           .2600
          Third Quarter                     .4800           .2400
          Fourth Quarter                    .3500           .1600

          2004
          First Quarter                     .1700           .0830



BSI presently is authorized to issue 100,000,000 shares of Common Stock with $
0.001 par value. As of March 29, 2004, there were 60,341,603 shares of common stock issued and outstanding.

BSI is authorized to issue 20,000,000 shares of $0.001 par value preferred stock, none of which is outstanding. The preferred stock is undesignated and may not be designated or issued by the Board of Directors absent prior stockholder approval.

DIVIDENDS

BSI has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on BSI's operations, its capital requirements, and its overall financial condition.

CHANGES IN SECURITIES

During the three years ended December 31, 2001, December 31, 2002 and December 31, 2003, BSI issued the following unregistered securities:

Jan. 1, 2003 to         On December 19, 2003, BSI received net proceeds of
                        $170,917 from a $200,000 secured promissory note issued
Dec. 31, 2003           to Cornell Capital Partners, LP. The note is due on
                        April 26, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due.
                        Discounts and fees paid to obtain the loan were $29,083.
                        The Company has reserved and placed in escrow 3.9 million shares of its common stock as an estimation of the shares necessary to repay the loan.

                        On September 16, 2003, received the net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell Capital Partners LP. as additional consideration in the transaction.

                        On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under the Equity Line of Credit agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, BSI will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,875,000 shares of common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid Newbridge Securities Corporation a one-time placement agent fee of 35,714 shares of common stock.

                        During the period August 1, 2003 through October 31, 2003, BSI received proceeds of $182,500 from the sale of 730,000 shares of its common stock in a private placement to Pursuit Capital at $.25 per share.

                        During the period August 1, 2003 through October 31, 2003, BSI received proceeds of $67,500 from the sale of 270,000 shares of its common stock to Doug Dragoo in a private placement at $0.25 per share.

                        On September 16, 2003, received the net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell Capital Partners LP. as additional consideration in the transaction.


                        On July 7, 2003, BSI sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed.

                        On July 7, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. that was subsequently terminated by mutual agreement of the parties on October 30, 2003.

                        (December 2002-February 2003) 1,072,386 shares at $1.00
                        for $771,282 cash and $301,104 cancellation of debt (total $1,020,886) were issued to eleven accredited and twenty non-accredited investors. The non-accredited investors are sophisticated. These sales were exempt from SEC registration because they were made in a private offering under Rule 506 of Regulation D. All information required to be delivered to non-accredited investors concerning BSI was delivered to all investors, including audited financial statements.

                        (November 2002) 80,000 shares at $0.625 for $50,000 were
                        issued to eight employees as stock bonuses. No consideration was paid for these shares.

Jan. 1, 2002 -          (July 2002) 800,000 shares at $0.625 were issued to
                        Pursuit Capital, an accredited investor, in
Dec. 31, 2002           consideration of Pursuit's forgiving the $500,000
                        principal amount of the loan owed to Pursuit by BSI.
                        This transaction was exempt under section 4(2) of the 1933 Act. (June-July 2002) 529,191 shares at $0.625 for
                        $330,744.50 to 14 accredited investors and five nonaccredited investors. The nonaccredited investors are sophisticated. These sales were exempt from SEC registration because they were made in a private offering under Rule 506 of Regulation D. All information required to be delivered to non-accredited investors concerning BSI was delivered to all investors, including audited financial statements.

                        (July 2002) 300,000 shares to two individuals, Bernie Ciazza and John Sloan (150,000 shares each) for introducing BSI to investors. Mr. Ciazza and Mr. Sloan are non-accredited sophisticated investors. All information required to be delivered to non-accredited investors concerning BSI was delivered to all investors, including audited financial statements. This transaction was exempt from SEC registration because it was made in a private transaction under Rule 506 of Regulation D.

                        (February 2002) warrants to purchase 800,000 shares of common stock exercisable at $0.625 per share, issued to Pursuit Capital LLC, in a negotiated transaction exempt under section 4(2) of the Securities Act of 1933. The warrants were issued in exchange for Pursuit's $500,000 loan to BSI. Pursuit is an accredited investor.

                        (January 2002) 500,000 shares to a business consultant (D. David Breen) as a signing bonus for entering into his consulting agreement with BSI. The consultant is a non-accredited sophisticated investor. All information required to be delivered to non-accredited investors concerning BSI was delivered to this person. These shares were issued under the exemption from SEC registration provided by Section 4(2) of the 1933 Act.

Jan. 1, 2001 -          (January-August 2001) 46,600 shares at $0.625 for
Dec. 31, 2001           $29,125 to two accredited investors and two
                        nonaccredited sophisticated investors. These sales were exempt from SEC registration because they were made in a private offering under Rule 504 of Regulation D.

                        (September 2001) 2,500,000 shares to Jack Harper in payment of $59,643 accrued wages (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") in a negotiated transaction exempt under section 4(2) of the Securities Act of 1933; and 212,045 shares to an employee for $212.50 cash. Mr. Harper is accredited because he was and remains an executive officer and director of BSI. The employee had access to all material information about BSI, and is a sophisticated investor.

Jan. 1, 2000 -          195,369 shares at $0.625 for $122,106 to six accredited
Dec. 31, 2000           and four nonaccredited sophisticated investors. These
                        sales were exempt from SEC registration because they were made in a private offering under Rule 504 of Regulation D..

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of BSI's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

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

In order to fund activities until positive operating cash flow is achieved, management recognizes that BSI must generate revenue from its operations and must raise capital from the sale of its securities. The Company anticipates that the capital raised under the equity line of credit with Cornell Capital Partners, LP will be sufficient to fund BSI's activities until positive cash flow is achieved. However, no assurances can be given that BSI will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods.

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

REVENUE RECOGNITION

The Company recognizes revenue in compliance with SAB 104, "Revenue Recognition in Financial Statements." Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through December 31, 2003, revenues earned represented sales to distributors of demonstration units of the Company's products.

Transaction based revenue is recognized as transactions are completed and are billed monthly based on service agreement rates in effect.


SEC INQUIRY

BSI recently received requests from the SEC's Central Regional Office for certain documents including those concerning arrangements with certain strategic partners, relationships with The Department of Homeland Security and the Immigration and Naturalization Service, recent issuances of securities, investor relations, and information relating to investment opinions distributed by third parties. BSI responded promptly and fully and will cooperate with any further requests. The SEC's letter states that the staff's inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any individuals, entities, or investments.

FINANCIAL CONDITION

We had net losses of $973,635 and $338,679 for the years ended December 31, 2002 and December 31, 2001, respectively. For the year ended December 31, 2003, we had a net loss of $1,568,978. As of December 31, 2003, we had cash and cash equivalents of $125,550 and current liabilities of $908,330. We do not have sufficient cash or other current assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003, 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO
THE YEAR ENDED DECEMBER 31, 2002

OVERALL RESULTS OF OPERATIONS

For the year ended December 31, 2003 we incurred an overall loss of ($1,568,978) or ($.04) per share, which was a material increase from the loss of ($973,635) or ($0.14) per share for the comparable period in the prior year.

REVENUE

We had revenues of $34,440 and $9,990 during the one-year periods ended December 31, 2003 and 2002, respectively. Such revenues were from the sale of demonstration units and software development kits to potential distributors of our products.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2003, were $1,481,973 and represent an increase of $456,726 or nearly a 45% increase in operating expenses of $1,025,247 for the comparative period ended December 31, 2002.

The largest component of operating expenses for the periods ended December 31, 2003 and 2002 related to general and administrative expenses. For the period ended December 31, 2003, general and administrative expense were $760,270, an increase of $257,679 or nearly a 51% increase in general and administrative expenses of $502,591 for the comparative period ended December 31, 2002. This increase is attributable to fees of $43,625 incurred in connection with the merger with Knowledge Foundations, Inc., salaries, payroll taxes and related benefits of $36,482, shareholder relations expense of $18,559, legal fees of $94,309, accounting and auditing fees of $49,696, general office expenses of $5,381, a decrease of $21,314 in travel an entertainment and increases in other expenses directly related to increased levels of activity.

BSI further had selling expenses for the year ended December 31, 2003 of $275,098, as compared to $340,507 for the comparative period ended December 31, 2002, a decrease of $65,409 or 19%. The decreases in selling expenses are primarily attributable to Company cost control efforts and specifically relate to salary expense of $47,133, consulting fees of $17,858, travel and entertainment expenses of $15,875 and printing and sales material development costs of $17,735.

BSI had research and development expenses of $446,605 for the year ended December 31, 2003, as compared to $132,149 for the period ended December 31, 2002, an increase of $314,456. This increase is attributable to salaries and wages of $255,587, and consulting fees of $53,225. These costs were expensed as incurred and increased as a result of the needs identified relating to potential markets for the Company's products in various parts of the world.

BSI also had stock based compensation of $0 and $50,000 for the years ended December 31, 2003 and 2002, respectively. Such expenses were the result of paying accrued salaries and bonuses in stock.

OTHER EXPENSES

As to the other income (expenses), the Company had other expense of $53,459 for the year ended December 31, 2003, as compared to other income of $41,622 for the year ended December 31, 2002. BSI had interest expense of $8,152 and $46,993 for the years ended December 31, 2003 and 2002, respectively. BSI had interest income of $1,636 and $1,075 for the years ended December 31, 2003 and 2002, respectively. BSI incurred financing costs of $46,943 during 2003 related to the equity line of credit with Cornell Capital, which were partially paid in lieu of interest. BSI had other income of $87,540 for the year ended December 31, 2002 resulting from settlement of notes and accounts payable at discounts.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had cash of $125,550 and current liabilities of $908,330 and cash used by operations was $1.3 million in 2003. We do not have sufficient cash an cash equivalents or other current assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003, 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern.

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

On July 7, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners that was subsequently terminated by the mutual agreement of the parties on October 30, 2003. On October 31, 2003, BSI entered into a new Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, BSI became entitled to commence drawing down on the

Equity Line of Credit effective on December 9, 2003, the date the registration statement filed with The Securities and Exchange Commission was declared effective, and for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4.0% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid to Newbridge Securities Corporation a one-time placement agent fee of 35,714 shares of common stock.

During the first quarter of 2003, BSI received proceeds of $134,500 from the sale of 134,500 shares of its common stock in a private placement.

During the period August 1, 2003 through October 31, 2003, BSI received proceeds of $182,500 from the sale of 730,000 shares of its common stock in a private placement to Pursuit Capital at $.25 per share.

During the period August 1, 2003 through October 31, 2003, BSI received proceeds of $67,500 from the sale of 270,000 shares of its common stock to Doug Dragoo in a private placement at $0.25 per share.

On September 16, 2003, the Company received the net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell Capital Partners. The note was due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission (December 9, 2003). The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell Capital Partners. as additional consideration in the transaction. Subsequent to December 31, 2003 and through March 29, 2003, Cornell Capital Partners converted $500,000 of debt into 4,776,988 shares of common stock of the company and $19,890 of accrued interest into 211,734 shares of common stock

On December 19, 2003, BSI received net proceeds of $170,917 from a $200,000 secured promissory note issued to Cornell Capital Partners. The note was due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission (December 9, 2003). The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $29,083 in connection with the issuance of the note. The Company has reserved and placed into escrow 3.9 million shares of its common stock as an estimation of the shares necessary to repay the loan.

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

CAPITAL RESOURCES

Pursuant to the Equity Line of Credit, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, BSI became entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit was registered with the Securities and Exchange Commission and the registration statement is declared effective (December 9, 2003) and for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4.0% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid to Newbridge Securities Corporation a one-time placement agent fee of 35,714 shares of common stock.

We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Pursuant to our Articles of Incorporation, we are authorized to issue up to 100,000,000 shares of common stock, of which 60,341,603 are outstanding. At a recent price of $0.10 per share, we would be required to issue at $0.099 (99% of $0.10), 151,515,152 shares of common stock in order to fully utilize the $15.0 million available. At our current stock price, we would be required to authorize and register additional shares of our common stock to fully utilize the amount available under the Equity Line of Credit. At our current price of $0.10, we would need to authorize approximately 55,000,000 additional shares to fully utilize the Equity Line of Credit. We would have to receive the affirmative vote of a majority of our outstanding shares to approve any increase in authorized shares. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

PLAN OF OPERATIONS

The Company continues to rely on funding by Cornell Capital Partners while it pursues potential sales of its Employee Tracking System and Access Control and Site Security products to commercial customers located in the United States, Saudi Arabia, South Africa and Germany.

If a contract is awarded, the Company will need to increased the size of its staff to approximately 15 to 25 employees and consultants (we currently have eight full time employees and three consultants) and will need to establish and enhance its production capabilities. These activities will require additional financing.

If a contract is not awarded, the Company may be required to significantly reduce its administrative costs, salaries and research and development activities until such time as a new plan of action can be developed. The new plan, if required, may include locating additional sources of funding or merger and acquisition activities.

CURRENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company adopted SFAS No. 145 January 1, 2003. Adoption of SFAS No. 145 did not have a material impact on the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this statement on January 1, 2003; adoption did not have an effect on results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The transitional provisions did not have an impact on the Company's financial statements as it has elected to retain the intrinsic value method. The provisions relating to annual and interim disclosures have changed the manner in which the Company discloses information regarding stock-based compensation.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company adopted the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, the Company is not a guarantor of indebtedness of others.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46)". This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it does not have any variable interest entities as of December 31, 2003.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.


ITEM 7.  FINANCIAL STATEMENTS

     Attached hereto and filed as a part of this Form 10-KSB are our Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective February 17, 2003, the Board of Directors dismissed Corbin & Wertz as the independent auditor and engaged Ehrhardt Keefe Steiner & Hottman PC. Neither of the principal accountant's reports for the past two years contained any adverse opinion or disclaimer, nor were they modified as to uncertainty, audit scope or accounting principles; however, the report for the past two years has been modified to include an emphasis paragraph indicating that substantial doubt existed about BSI's ability to continue as a going concern. The decision to change accountants was approved by the Board of Directors. There were no disagreements with former or current independent auditors.


ITEM 8A. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Commission of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date")), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiary would be made known to him by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(B)  CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 31, 2003, the directors and executive officers of BSI, their age, positions in BSI, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

NAME OF DIRECTOR/
  EXECUTIVE OFFICER             AGE     POSITION                         PERIOD SERVED (1)
-----------------------         ---     ----------------------           ---------------------

Jack Harper                      51     Chairman and President           1995 to date
Richard A. Kirk                  70     Director and Secretary           1995 to date
Adrian Bernard Ciazza            70     Director and Treasurer           July 15, 2003 to date
Fritz Keefner                    66     Director                         July 2, 1998 to date
Vincent Fulginiti, M.D.          71     Director                         May 7, 2001 to date
Marshall Kaplan                  67     Director                         June 6, 2000 to date

(1) Period served includes the period served in same capacity with BSI2000, Inc., a private Colorado corporation.

There are no family relationships between or among the directors, executive officers or any other person. None of BSI's directors or executive officers is a director of any company that files reports with the SEC. None of BSI's directors have been involved in legal proceedings.

BSI's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. BSI's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

JACK HARPER: PRESIDENT AND CHAIRMAN OF THE BOARD (age 51). Mr. Harper has been President and Chairman of the Board of BSI2000, Inc. since late 1995. Previously, from 1989 until 1994, Mr. Harper was President of Technology Fusion, Inc., a company that specialized in low-cost add-in video hardware products for the Apple Macintosh. Mr. Harper received an MBA from the University of Denver in 2000, having completed all studies therefore in 1992; in 1975, Mr. Harper received a B.S. Electrical Engineering and a B.A. Mathematics with a Minor in Russian Language from the University of Houston (1975).

RICHARD A. KIRK: SECRETARY AND DIRECTOR (age 70). Mr. Kirk has been a director of BSI2000, Inc. since August 1995 and acting secretary since July 1999. He was Chairman of the Board of Access Long Distance, a long distance provider that was sold in 2001. Mr. Kirk worked for United Bank of Denver/Norwest Bank/Wells Fargo from 1958 through 1990, ultimately serving as Chairman, President and Chief Executive Officer. In 1986, Mr. Kirk was elected Vice Chairman of the United Banks of Colorado, Inc. (now Wells Fargo). In 1992, he retired from the Norwest Bank Denver but continues as chairman emeritus and serves on its Advisory Board. He is a graduate of the Haverford College; the Advanced Management Program of the Harvard Business School; and the Stonier Graduate School of Banking at Rutgers University. Mr. Kirk serves on boards of several nonprofit institutions and is an appointed Commissioner of the Denver Water Board.

ADRIAN BERNARD CIAZZA. TREASURER AND DIRECTOR (age 70). Mr. Ciazza became a director of BSI2000, Inc. in July 2003. He is the Treasurer of Arapahoe County of Colorado which position he has held this position since 1995. He manages approximately $900 million for the County and also serves as Chairman of the Board of Directors of the $135 million pension fund of the County. From 1965 through 1987, Mr. Ciazza was an American diplomat and served in Europe, Africa, the near East and Central Asia. He was employed as a public relations counselor and financial advisor from 1987 through 1994. A graduate of George Washington University, he holds a B.A. in Finance from the GWU School of Business and Professional Management. He served in both the U.S. Navy and the U.S. Army and belongs to several veterans' organizations and the Lions Club of Denver.

FRITZ KEEFNER: DIRECTOR (age 66). Mr. Keefner has served as a director of BSI2000, Inc. since January 1998. Mr. Keefner served from July 1997 to April 2000 as the principal of Peak Asset Management, L.L.C., a Louisville, Colorado registered investment advisory company that manages in excess of $40-million of assets. In 1986, Mr. Keefner founded and continues to serve as the president of Vencap Resources, Inc., a private investment company that engages in seed-level financing and private placements for early stage technology companies. Mr. Keefner received a B.A. Sociology and Psychology from State University of Iowa.

VINCENT FULGINITI, M.D.: DIRECTOR (age 71). Dr. Fulginiti has served as a director of BSI2000, Inc. since August 1996. He was, between 1993-1998, Chancellor of the University of Colorado Health Sciences Center in Denver. In addition, Dr. Fulginiti is Chairman of the University of Colorado Hospital Authority Board of Directors and is also a Professor of Pediatrics at the Health Sciences Center. Dr. Fulginiti was Dean of the Tulane University School of Medicine (1989-1993); Vice Dean of the University of Arizona College of Medicine (1985-1989); and Chief of Pediatrics at University Hospital (1971-1985). Dr. Fulginiti is certified by the American Board of Pediatrics (1962) and is a Fellow of the American Academy of Pediatrics (1966). Dr. Fulginiti received his A.B. from Temple University in Philadelphia (1953); his M.D. (Pediatrics) from Temple University Medical School (1957); and his M.S. from Temple University
(1961).

MARSHALL KAPLAN: DIRECTOR (age 67). Mr. Kaplan has served as a director of BSI2000, Inc. since September 1995. He is Executive Director of the Institute for Policy Research and Implementation at the University of Colorado in Denver. He provides policy guidance to the Institute's several centers and programs: The International Center for Administration and Policy; the Center for Public Private Sector Cooperation; the Center for the Improvement of Public Management; the Center for Human Investment Policy; the Norwest Public Policy Research Program; and the University of Denver/Colorado University Consortium on Health Ethics and Policy. Through its centers and programs, the Institute helps public, non-profit, community, and private sector leaders translate policy studies into effective action programs. Through the International Center at the Institute, Mr. Kaplan has initiated the Aspen Global Forums, between key government and business leaders from the United States, Russia, and Mexico, currently twice each year with each nation. Prior to becoming head of the Institute, Mr. Kaplan was Dean of the University of Colorado's Graduate School of Public Affairs.

SECTION 16(A) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require BSI2000's officers and directors, and persons who beneficially own more than ten percent of a registered class of BSI2000's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish BSI with copies.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, BSI believes that, during the last fiscal year, all section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with and filed timely

CODE OF ETHICS

On April 12, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended December 31, 2003, 2002 and 2001 certain information regarding the compensation earned by BSI's President (the "Named Executive Officer"), with respect to services rendered by him to BSI. No other officer of BSI has been paid or earned compensation in excess of $100,000 in any such fiscal year.

                                                SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                 -------------------------------------     --------------------------------------------
NAME AND PRINCIPAL                             BONUS         OTHER          RESTRICTED      UNDERLYING         OTHER
  POSITION             YEAR      SALARY          $        COMPENSATION     STOCK AWARDS       OPTIONS      COMPENSATION
------------------     ----      ----------    -----      ------------     ------------     ----------     ------------
Jack Harper,           2003      $90,000         --            --               --              --              --
Chairman and           2002      $80,000         --            --               --              --              --
President              2001      $80,000(1)      --            --               --              --              --

(1)  Mr. Harper was issued 2,500,000 shares in consideration for $2,500 and the forgiveness of accrued wages.

OPTION GRANTS

No stock options were granted for the fiscal years ended December 31, 2003 and 2002. No stock appreciation rights were granted to these individuals during any year.

On October 24, 1996, BSI adopted a Stock Option Plan whereby the Board of Directors can issue both incentive and nonqualified options to directors, employees and consultants. Currently, there are no outstanding stock options issued under the plan.

COMPENSATION OF DIRECTORS

During the year 2003, BSI did not pay its directors any remuneration.

EMPLOYMENT AGREEMENTS

BSI presently has an oral employment contract with Jack Harper. The employment agreement provides for an annual salary of $90,000 per year, as well as group life, health, dental and disability insurance. The employment agreement is for an indefinite period, but is terminable at will.

COMMITTEES OF THE BOARD OF DIRECTORS

Currently, BSI does not have any executive or standing committees of the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect of the beneficial ownership as of March 29, 2004 for each officer and director of BSI and for each person who is known to BSI to be the beneficial owner of more than 5% of BSI's common stock.

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------------------------------
                                                                      AMOUNT AND
                                                                       NATURE
                        NAME AND                                    OF BENEFICIAL       PERCENTAGE OF
TITLE OF CLASS            ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP           CLASS (1)
--------------          ----------------------------------          -------------       -------------
Common                  Jack Harper                                  10,403,102             17.24%
                        12600 West Colfax Ave. Suite B410
                        Lakewood, Colorado 80215

Common                  Richard Kirk                                  4,351,340              7.21%
                        12600 West Colfax Ave. Suite B410
                        Lakewood, Colorado 80215

Common                  Adrian Bernard Ciazza                          704,153               1.17%
                        5657 South Kenton Way
                        Englewood, Colorado 80111

Common                  Dr. Vincent Fulginiti                          82,728                0.14%
                        12600 West Colfax Ave. Suite B410
                        Lakewood, Colorado 80215

Common                  Fritz Keefner                                    --                   --
                        12600 West Colfax Ave. Suite B410
                        Lakewood, Colorado 80215

Common                  Marshall Kaplan                                  --                   --
                        12600 West Colfax Ave. Suite B410
                        Lakewood, Colorado 80215

ALL OFFICERS AND DIRECTORS
  AS A GROUP (6) PERSONS                                             15,541,323             25.76%

_______________

*        Less than 1%.

(1) Applicable percentage of ownership is based on 60,341,603 shares of common stock outstanding as of March 29, 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2003.

                                                                                                               NUMBER
                                                                                                            OF SECURITIES
                                                                                                              REMAINING
                                                                                                              AVAILABLE
                                                                                                             FOR FUTURE
                                                                          NUMBER                              ISSUANCE
                                                                      OF SECURITIES                         UNDER EQUITY
                                                                       TO BE ISSUED    WEIGHTED-AVERAGE     COMPENSATION
                                                                      UPON EXERCISE     EXERCISE PRICE        PLANS
                                                                      OF OUTSTANDING    OF OUTSTANDING      (EXCLUDING
                                                                         OPTIONS,          OPTIONS,         SECURITIES
                                                                       WARRANTS AND      WARRANTS AND        REFLECTED
                                                                          RIGHTS            RIGHTS         IN COLUMN (A))
                                                                      --------------    ---------------    --------------
                                                                           (A)                (B)                (C)
                                                                      --------------    ---------------    --------------
Equity compensation plans approved by security holders                            --                 --                --
Equity compensation plans not approved by security holders                        --                 --                --
                                                                      --------------    ---------------    --------------
TOTAL                                                                             --                 --                --
                                                                      ==============    ===============    ==============


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two (2) years, BSI has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of BSI's common stock, except as disclosed in the following paragraphs.

STOCK ISSUED TO AN OFFICER AND EMPLOYEE. On September 11, 2001, BSI issued 2,500,000 shares of common stock to Jack Harper, president and director, for $2,500.00 ($0.001 per share) and forgiveness of $59,643 accrued wages. Also in 2001, BSI issued 212,045 shares of common stock to Robert B. Lumen for $212.05 ($0.001 per share). When these shares were issued, BSI was insolvent with negative working capital, and unable to pay salaries to employees.

LOANS BY DIRECTOR. From March 30, 2000 through December 31, 2001, Richard A. Kirk, director of BSI, had loaned $259,000 to BSI, all with annual interest at 10% (accrued interest at March 31, 2002 was $19,935). Of the total debt, $64,000 plus interest is currently due, and $195,000 is due when BSI has received cumulative funding of $3,000,000. In December 2002, BSI issued 301,104 restricted shares of common stock to Mr. Kirk, for his cancellation of $301,104 of debt (principal and all interest) owed to him by BSI.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED AS PART OF THIS REPORT:

(a) See Index to Consolidated Financial Statements attached, which are filed as part of this report.

(b) Reports on 8-K. On October 8, 2003 the company filed a current report on Form 8-K in connection with "Item 5 . Other Events and Required FD Disclosure" relating to notice received by the company, at such time, that the U.S. Department of Homeland Security (DHS) did not award to it any portion of the contract for the delivery to DHS of 1,000 optical stripe read/write drives or biometric verification systems for the U.S. Visitor and Immigration Status Indication Technology Program.

(c)            Exhibits.



EXHIBIT NO.    DESCRIPTION                                             LOCATION
-----------    ----------------------------------------------------    ----------------------------------------------
2.1            Agreement and Plan of Merger, dated August 7, 2000,     Incorporated by reference to Exhibit 2(1) to
               between Calipso and Knowledge Foundations, Inc.         Form 8-K filed on September 27, 2000 to

2.2            Merger Agreement, dated April 23, 2002, between         Incorporated by reference to Exhibit 99.2 to
               BSI2000, Inc., Knowledge Foundations, Inc. and KFI,     Form 8-K filed on May 9, 2002
               Inc.

2.3            First Amendment to Merger Agreement dated August 8,     Incorporated by reference to Form S-4 filed
               2002, between BSI2000, Inc., KFI, Inc. and Knowledge    on August 13, 2002
               Foundations, Inc.

2.4            Separation and Distribution Agreement by and among      Incorporated by reference to Form S-4 filed
               Knowledge Foundations, Inc., Cyber Knowledge, Inc.      on August 13, 2002
               and CKI Group

2.5            Second Amendment to Merger Agreement dated November     Incorporated by reference to Form S-4/A1
               20, 2002 between BSI2000, Inc., KFI, Inc. and           filed on November 27, 2002
               Knowledge Foundations, Inc.

3.1            Certificate of Incorporation of Knowledge               Incorporated by reference to Form 10-SB filed
               Foundations, Inc. filed on May 31, 1994                 on November 24, 1999

3.2            Certificate of Amendment of Certificate of              Incorporated by reference to Exhibit 3(i)(a)
               Incorporation re: 36:1 forward split                    to Form 8-K filed on September 27, 2000

EXHIBIT NO.    DESCRIPTION                                             LOCATION
-----------    ----------------------------------------------------    ----------------------------------------------

3.3            Certificate of Amendment of Certificate of              Incorporated by reference to Exhibit 3(i)(b)
               Incorporation re: 35:1 forward split                    to Form 8-K filed on September 27, 2000

3.4            Certificate of Amendment of Certificate of              Incorporated by reference to Exhibit 3(i)(c)
               Incorporation re: increase in authorized shares         to Form 8-K filed on September 27, 2000

3.5            Certificate of Amendment of Certificate of              Incorporated by reference to Exhibit 3.3 to
               incorporation re: name change                           Form 8-K filed on April 8, 2003

3.6            Bylaws of Knowledge Foundations, Inc.                   Incorporated by reference to Form 10-SB filed
                                                                       on November 24, 1999

3.7            Certificate of Merger, dated August 17, 2000, filed     Incorporated by reference to Exhibit 3(i) to
               with the Secretary of State of Delaware                 Form 8-K filed on September 27, 2000

10.1           Stock Repurchase Agreement dated September 18, 2002     Incorporated by reference to Exhibit 4(a) to
               between Calipso and Wrights & Bleers and Ocean Way      Form 8-K filed on September 27, 2000
               Investments, Ltd.

10.2           Lock Up Agreement dated September 18, 2000 between      Incorporated by reference to Exhibit 4(b) to
               Calipso and Wright & Bleers and Ocean Way               Form 8-K filed on September 27, 2000
               Investments, Ltd.

10.3           License and Royalty Agreement dated April 6, 2000       Incorporated by reference to Exhibit 10(1) to
               between Richard L. Ballard and Janet J. Pettitt and     Form 8-K filed on September 27, 2000
               Knowledge Foundations Inc.

10.4           Employment Contract of Michael W. Dochterman dated      Incorporated by reference to Exhibit 10(2) to
               May 1, 2000                                             Form 8-K filed on September 27, 2000

10.5           Employment Contract of Robert A. Dietrich dated May     Incorporated by reference to Exhibit 10(3) to
               1, 2000                                                 Form 8-K filed on September 27, 2000

10.6           Strategic Alliance Agreement dated May 4, 2000          Incorporated by reference to Exhibit 10.4 to
               between BSI2000, Inc. and Drug Intervention Services    Form S-4 filed on August 13, 2002
               of America, Inc.

10.7           Office Lease by and between BSI2000, Inc. and Golden    Incorporated by reference to Exhibit 10.7 to
               Hill Partnership, dated as of January 24, 2001.         Form SB-2 filed on November 4, 2003.

10.8           Strategic Alliance Agreement dated May 7, 2001          Incorporated by reference to Exhibit10.5 to
               between BSI2000, Inc. and L.C. Sistemia                 Form S-4 filed on August 13, 2002

EXHIBIT NO.    DESCRIPTION                                             LOCATION
-----------    ----------------------------------------------------    ----------------------------------------------

10.9           Agreement to replace options with common stock dated    Incorporated by reference to Exhibit 10.8  to
               September 11, 2001 between BSI2000, Inc. and Jack       Form S-4 filed on August 13, 2002
               Harper and Bryan Luman

10.10          Certificate of LaserCard Systems Corporation Issued     Incorporated by reference to Exhibit 10.10 to
               to BSI2000, Inc. dated April 28, 2002                   Form SB-2 filed on November 4, 2003.

10.11          Strategic Alliance Agreement between Titan Secure       Incorporated by reference to Exhibit 10.9 to
               Systems and BSI2000, Inc. dated July 25, 2002           Form S-4/A1 filed on November 27, 2002

10.12          Teaming Agreement between Science Applications          Incorporated by reference to Exhibit 10.10 to
               International Corporation and BSI2000, Inc. dated       Form S-4/A1 filed on November 27, 2002
               August 20, 2002

10.13          Solicitation/Contract/Order for Commercial Items        Incorporated by reference to Exhibit 10.11 to
               dated September 2, 2002, issued by U.S. Immigration     Form S-4/A1 filed on November 27, 2002
               and Naturalization Service with BSI2000, Inc. as
               Contractor/Offeror 21

10.14          Form of Lock-Up Agreement between certain               Incorporated by reference to Exhibit 4(c) to
               shareholders of BSI2000, Inc. and Knowledge             Form S-4/A3 filed on January 29, 2003
               Foundations, Inc.

10.15          Securities Purchase Agreement dated July 7, 2003        Incorporated by reference to Exhibit 10.15 to
               among the Registrant and the Buyers                     Form SB-2 filed on November 4, 2003

10.16          Escrow Agreement dated July 7, 2003 among the           Incorporated by reference to Exhibit 10.16 to
               Registrant, the Buyers, and Law Offices of Eric S.      Form SB-2 filed on November 4, 2003
               Hutner & Associates

10.17          Debenture Agreement Dated July 7, 2003 between the      Incorporated by reference to Exhibit 10.17 to
               Registrant and Cornell Capital Partners LP              Form SB-2 filed on November 4, 2003

10.18          Investor Registration Rights Agreement dated July 7,    Incorporated by reference to Exhibit 10.18 to
               2003 between the Registrant and the Investors           Form SB-2 filed on November 4, 2003

10.19          Equity Line of Credit Agreement dated October 31,       Incorporated by reference to Exhibit 10.19 to
               2003 between the Registrant and Cornell Capital         Form SB-2 filed on November 4, 2003
               Partners LP

10.20          Registration Rights Agreement dated October 31, 2003    Incorporated by reference to Exhibit 10.20 to
               between the Registrant and Cornell Capital Partners,    Form SB-2 filed on November 4, 2003
               LP

EXHIBIT NO.    DESCRIPTION                                             LOCATION
-----------    ----------------------------------------------------    ----------------------------------------------
10.21          Escrow Agreement dated October 31, 2003 among the       Incorporated by reference to Exhibit 10.21 to
               Registrant, Cornell Capital Partners, LP, Law Offices   Form SB-2 filed on November 4, 2003
               of Eric S. Hutner & Associates

10.22          Placement Agent Agreement dated July 7, 2003 among      Incorporated by reference to Exhibit 10.22 to
               the Registrant, Newbridge Securities Corporation and    Form SB-2 filed on November 4, 2003
               Cornell Capital Partners LP

14.1           Code of Ethics                                          Provided herewith

31.1           Certification by Chief Executive Officer and Chief      Provided herewith.
               Chief Financial Officer pursuant to 15 U.S.C.
               Section 7241, as adopted pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.

32.1           Certification by Chief Executive Officer and            Provided herewith
               ChiefFinancial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         BSI incurred fees to Ehrhardt Keefe Steiner & Hottman PC of $47,139 for auditing work, services related to the SEC Registration Statement on Form SB-2, review of various other SEC Filings, and quarterly reviews on SEC Forms 10-QSB and $9,016 for income tax preparation services. Ehrhardt Keefe Steiner & Hottman PC has provided no other services to BSI other than those described above. The audit committee had pre-approved all work to be done by Ehrhardt Keefe Steiner & Hottman PC, which included audit work, registration statement services, review of various other SEC Filings and quarterly reviews of SEC Forms 10-QSB and income tax preparation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on April , 2004.

                                         BSI2000, INC.


 April 12, 2004                         By:   /s/ Jack Harper
                                            Jack Harper,
                                            President (Principal Executive
                                            Officer and Principal Accounting
                                            Officer) and Director



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

/s/ Jack Harper                              April 12, 2004
--------------------------------------      ------------------------------------
Jack Harper, President                       Date
and Director

/s/ Richard Kirk                             April 12, 2004
--------------------------------------      ------------------------------------
Richard Kirk, Director                       Date

/s/ Adrian Bernard Ciazza                    April 12, 2004
--------------------------------------      ------------------------------------
Adrian Bernard Ciazza, Director              Date

/s/ Fritz Keefner                            April 13, 2004
--------------------------------------      ------------------------------------
Fritz Keefner, Director                      Date

/s/ Marshall Kaplan                          April 13 , 2004
--------------------------------------      ------------------------------------
Marshall Kaplan, Director                    Date

/s/ Vincent Fulginiti                        April 12, 2004
--------------------------------------      ------------------------------------
Vincent Fulginiti, Director                  Date

                             [GRAPHIC OMITTED]
                       (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED FINANCIAL STATEMENTS
                                    AND
                        INDEPENDENT AUDITORS' REPORT

                               BSI 2000, INC.
                       (A DEVELOPMENT STAGE COMPANY)



                             TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report.................................................F-1

Consolidated Financial Statements

     Consolidated Balance Sheet..............................................F-2

     Consolidated Statements of Operations...................................F-3

     Consolidated Statement of Changes in Stockholders' Equity (Deficit).....F-4

     Consolidated Statements of Cash Flows...................................F-5

Notes to Consolidated Financial Statements...................................F-7

                        INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
BSI 2000, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of BSI 2000, Inc. and subsidiary (A Development Stage Company) (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the cumulative period from Inception (July 30, 1993) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSI 2000, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the cumulative period from Inception (July 30, 1993) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced circumstances, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             Ehrhardt Keefe Steiner & Hottman PC
March 11, 2004
Denver, Colorado

                               BSI 2000, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2003


                                   ASSETS

Current assets
   Cash and cash equivalents                                            $   125,550
   Inventories                                                               35,361
                                                                        -----------
        Total current assets                                                160,911

Property and equipment, net                                                  52,320
Intangible assets                                                            62,583
Other long-term assets                                                        4,232
                                                                        -----------

Total assets                                                            $   280,046
                                                                        ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                     $   196,137
   Accrued liabilities                                                       25,798
   Convertible notes payable, current portion                               686,395
                                                                        -----------
        Total current liabilities                                           908,330
                                                                        -----------


Convertible notes payable, less current portion                             180,548
                                                                        -----------

Commitments and contingencies

Stockholders' deficit
   Preferred stock, $.001 par value, 20,000,000 shares authorized, no
     shares issued and outstanding                                             --
   Common stock, $.001 par value, 100,000,000 shares authorized,
     53,951,727 shares issued and outstanding                                53,952
   Additional paid-in capital                                             4,417,505
   Accumulated deficit                                                   (5,280,289)
                                                                        -----------
        Total stockholders' deficit                                        (808,832)
                                                                        -----------

Total liabilities and stockholders' deficit                             $   280,046
                                                                        ===========


              See notes to consolidated financial statements.

                               BSI 2000, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Inception
                                                 For the Years Ended        (July 30, 1993)
                                            ----------------------------       through
                                                      December 31,            December 31,
                                                 2003            2002            2003
                                            ------------    ------------     --------------

Revenues                                    $     34,440    $      9,990     $     95,730

Cost of goods sold                                67,986            --             67,986
                                            ------------    ------------     ------------

Gross (loss) profit                              (33,546)          9,990           27,744
                                            ------------    ------------     ------------

Operating expenses
   Selling expenses                              275,098         340,507        1,038,973
   General and administrative                    760,270         502,591        2,584,442
   Stock based compensation expense                 --            50,000          253,741
   Research and development                      446,605         132,149        1,360,889
                                            ------------    ------------     ------------
        Total operating expenses               1,481,973       1,025,247        5,238,045
                                            ------------    ------------     ------------

Other (expense) income
   Interest expense                               (8,152)        (46,993)        (129,365)
   Interest income                                 1,636           1,075           23,044
   Financing costs                               (46,943)           --            (46,943)
   Other                                            --            87,540           83,276
                                            ------------    ------------     ------------
        Total other (expense) income             (53,459)         41,622          (69,988)
                                            ------------    ------------     ------------

Net loss                                    $ (1,568,978)   $   (973,635)    $ (5,280,289)
                                            ============    ============     ============

Basic and diluted weighted average common
 shares outstanding                           41,412,101       6,872,849        6,738,663
                                            ============    ============     ============


Basic and diluted loss per common share     $      (0.04)   $      (0.14)    $      (0.78)
                                            ============    ============     ============


                       See notes to consolidated financial statements.

                                                     BSI 2000, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM INCEPTION (JULY 30, 1993) TO DECEMBER 31, 2003




                                                                                           Common Stock             Additional
                                                                                     Shares          Amount      Paid-in-Capital
                                                                                   ----------    -------------   ---------------
Balance at Inception - July 30, 1993                                                    --       $      --        $      --
Stock issued to founders for cash during the period ended December 31, 1993            19,580          85,000            --
Stock issued for cash during the year ended December 31, 1993                           2,701          57,500            --
Stock issued to founders for services during the period ended December 31, 1993        33,812         146,793            --
Stock issued for cash during the year ended December 31, 1994                          12,904          65,000            --
Stock issued for cash during the year ended December 31, 1995                         224,672         118,763            --
Stock issued for cash during the year ended December 31, 1996                         616,989         227,872            --
Stock issued for cash during the year ended December 31, 1997                         225,766         144,612            --
Stock issued for cash during the year ended December 31, 1998                         831,118         788,309            --
Stock issued for cash during the year ended December 31, 1999                         583,767         364,854            --
Stock issued for cash during the year ended December 31, 2000                         195,369         122,106            --
Net loss from Inception                                                                  --              --              --
                                                                                   ----------    ------------     -----------
Balance - December 31, 2000                                                         2,746,678       2,120,809            --
Stock issued for cash                                                                  46,600          29,125            --
Stock issued to officer for services                                                2,500,000          56,736            --
Stock issued for services to an employee                                              212,045             212            --
Net income                                                                               --              --              --
                                                                                   ----------    ------------     -----------
Balance - December 31, 2001                                                         5,505,323       2,206,882            --
Stock issued for debt conversion                                                    1,159,426         865,375            --
Stock issued for cash                                                               1,082,651         889,200            --
Stock issued for services to finders of private placement offering in June 2002
  at $.01 per share, net of expense                                                   300,000            --              --
Stock issued for services                                                              25,000          25,500            --
Stock based compensation expense                                                      580,000          50,000            --
Net loss                                                                                 --              --              --
                                                                                   ----------    ------------     -----------
Balance - December 31, 2002                                                         8,652,400       4,036,957            --
Stock issued for cash                                                               1,134,500         135,500         249,000
Stock issued for equity line of credit commitment and placement fees                1,910,714           1,911          (1,911)
Stock issued for convertible note payable fees                                        500,000             500            (500)
Issuance of stock in connection with reverse acquisition                           41,363,488      (4,121,307)      4,121,307
Stock issued for debt conversion                                                      390,625             391          49,609
Net loss                                                                                 --              --              --
                                                                                   ----------    ------------     -----------
Balance December 31, 2003                                                          53,951,727    $     53,952     $ 4,417,505
                                                                                   ==========    ============     ===========


                                                                  F-5a

                                                     BSI 2000, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM INCEPTION (JULY 30, 1993) TO DECEMBER 31, 2003

                                                                                        Accumulated
                                                                                          Deficit
                                                                                        During the        Total Stockholders'
                                                                                     Development Stage      Equity (Deficit)
                                                                                     -----------------    -------------------

Balance at Inception - July 30, 1993                                                  $          --          $         --
Stock issued to founders for cash during the period ended December 31, 1993                      --                  85,000
Stock issued for cash during the year ended December 31, 1993                                    --                  57,500
Stock issued to founders for services during the period ended December 31, 1993                  --                 146,793
Stock issued for cash during the year ended December 31, 1994                                    --                  65,000
Stock issued for cash during the year ended December 31, 1995                                    --                 118,763
Stock issued for cash during the year ended December 31, 1996                                    --                 227,872
Stock issued for cash during the year ended December 31, 1997                                    --                 144,612
Stock issued for cash during the year ended December 31, 1998                                    --                 788,309
Stock issued for cash during the year ended December 31, 1999                                    --                 364,854
Stock issued for cash during the year ended December 31, 2000                                    --                 122,106
Net loss from Inception                                                                    (2,398,997)           (2,398,997)
                                                                                      ---------------        --------------
Balance - December 31, 2000                                                                (2,398,997)             (278,188)
Stock issued for cash                                                                            --                  29,125
Stock issued to officer for services                                                             --                  56,736
Stock issued for services to an employee                                                         --                     212
Net income                                                                                   (338,679)             (338,679)
                                                                                      ---------------        --------------
Balance - December 31, 2001                                                                (2,737,676)             (530,794)
Stock issued for debt conversion                                                                 --                 865,375
Stock issued for cash                                                                            --                 889,200
Stock issued for services to finders of private placement offering in June 2002
  at $.01 per share, net of expense                                                              --                    --
Stock issued for services                                                                        --                  25,500
Stock based compensation expense                                                                 --                  50,000
Net loss                                                                                     (973,635)             (973,635)
                                                                                      ---------------        --------------
Balance - December 31, 2002                                                                (3,711,311)              325,646
Stock issued for cash                                                                            --                 384,500
Stock issued for equity line of credit commitment and placement fees                             --                    --
Stock issued for convertible note payable fees                                                   --                    --
Issuance of stock in connection with reverse acquisition                                         --                    --
Stock issued for debt conversion                                                                 --                  50,000
Net loss                                                                                   (1,568,978)           (1,568,978)
                                                                                      ---------------        --------------
Balance December 31, 2003                                                             $    (5,280,289)       $     (808,832)
                                                                                      ===============        ==============

              See notes to consolidated financial statements

                                    F-5b

                               BSI 2000, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                                  See notes to consolidated financial
statements.

                                    F-1

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Inception
                                                              For the Years Ended         (July 30, 1993)
                                                                  December 31,                  to
                                                         ------------------------------     December 31,
                                                             2003              2002             2003
                                                         -------------     ------------     ------------
Cash flows from operating activities
   Net loss                                              $ (1,568,978)     $  (973,635)     $(5,280,289)
                                                         ------------      -----------      -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation expense                                      27,128           20,256          104,161
     Gain on forgiveness of debt                                 --            (65,485)         (65,485)
     Stock based compensation                                    --             50,000          253,741
     Changes in assets and liabilities
       Inventories                                             (8,237)         (27,124)         (35,361)
       Other current assets                                     4,257            5,125             --
       Other long-term assets                                    --              4,856           (4,232)
       Accounts payable                                       186,890          (26,447)         250,200
       Accrued liabilities                                     19,306          (78,969)          79,347
                                                         ------------      -----------      -----------
                                                              229,344         (117,788)         582,371
                                                         ------------      -----------      -----------
        Net cash used in operating activities              (1,339,634)      (1,091,423)      (4,697,918)
                                                         ------------      -----------      -----------

Cash flows from investing activities
   Redemption of certificates of deposit                         --               --             35,000
   Purchase of certificate of deposit                            --               --            (35,000)
   Purchase of fixed assets                                   (10,533)         (52,792)        (108,127)
   Patent application                                         (54,343)          (6,080)         (62,583)
                                                         ------------      -----------      -----------
        Net cash used in investing activities                 (64,876)         (58,872)        (170,710)
                                                         ------------      -----------      -----------

Cash flows from financing activities
   Proceeds from issuance of common stock                     384,500          889,200        3,276,841
   Proceeds from long-term debt                                  --            545,000          919,500
   Net proceeds from convertible notes payable                916,943             --            916,943
   Repayment on long-term debt                                   --            (63,000)         (81,516)
   Repayment on capital lease obligation                         --               --            (37,590)
                                                         ------------      -----------      -----------
        Net cash provided by financing activities           1,301,443        1,371,200        4,994,178
                                                         ------------      -----------      -----------

Net (decrease) increase in cash and cash equivalents         (103,067)         220,905          125,550

Cash and cash equivalents - beginning of year                 228,617            7,712             --
                                                         ------------      -----------      -----------

Cash and cash equivalents - end of year                  $    125,550      $   228,617      $   125,550
                                                         ============      ===========      ===========

(Continued on following page.)

              See notes to consolidated financial statements

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


(Continued from previous page.)

Supplemental disclosure of cash flow information:

     Cash paid for interest during the years ended December 31, 2003 and 2002 was $0 and $41,349, respectively. Cash paid for interest expense from Inception (July 30, 1993) through December 31, 2002 was $68,164.

Supplemental disclosure of non-cash activity:

     During the year ended December 31, 2003, the Company converted $50,000 of notes payable into 390,625 shares of common stock.

     Effective March 31, 2003, the Company entered into a merger agreement, which has been accounted for as a reverse acquisition. No assets were acquired. As a result of the merger, there was an increase of 41,363,488 shares of common stock outstanding in the surviving company.

     As part of the merger, the Company assumed an existing liability of $56,825, which has been funded through a note receivable from shareholders of the Company.

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

     In September 1998, the Company obtained fixed assets totaling $37,590 through a capital lease. In addition, the Company financed leasehold improvements in the amount of $16,000 through a note payable.

                               BSI 2000, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BSI 2000, Inc. was formed on July 30, 1993 and is a value-added reseller ("VAR") of LaserCard's(R) optical cards and optical card readers. As a VAR, BSI 2000, Inc. develops proprietary hardware and software adapting LaserCard's(R) optical card technology for specific applications. BSI 2000 Inc.'s products are designed as turnkey solutions for identified commercial and governmental card-based information needs.

BSI 2000, Inc. is a development stage company that has not had any significant revenue since inception. There is no assurance that the Company will generate significant revenue or earn a profit in the future.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of BSI 2000, Inc. and its subsidiary, BSI Operating, Inc. (the Company). All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company's cash and cash equivalents exceed federally insured limits.

Inventories
-----------

Inventories consist of raw materials and are stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets of 5 to 7 years. Leasehold improvements are amortized over a 5 1/2 year period.

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

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Revenue Recognition
-------------------

The Company recognizes revenue in compliance with SAB 104, "Revenue Recognition in Financial Statements." Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through December 31, 2003, revenues earned represented sales to distributors of demonstration units of the Company's products.

Transaction based revenue is recognized as transactions are completed and are billed monthly based on service agreement rates in effect.

Intangible Assets
-----------------

Intangibles include trademarks and patents, which are recorded at cost. These patents are awaiting approval from the U.S. Patent office. Once accepted, the Company will begin amortization over the life of the patent.

Income Taxes
------------

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Advertising Costs
-----------------

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

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements
-----------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company adopted SFAS No. 145 January 1, 2003. Adoption of SFAS No. 145 did not have a material impact on the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this statement on January 1, 2003; adoption did not have an effect on results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The transitional provisions did not have an impact on the Company's financial statements as it has elected to retain the intrinsic value method. The provisions relating to annual and interim disclosures have changed the manner in which the Company discloses information regarding stock-based compensation.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements (continued)
-----------------------------------------------------

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company adopted the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, the Company is not a guarantor of indebtedness of others.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46)". This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it does not have any variable interest entities as of December 31, 2003.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

NOTE 2 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced losses since inception (July 30, 1993) through December 31, 2003 of $5,280,289. The Company has negative working capital of $747,419 and stockholder's deficit of $808,832 as of December 31, 2003 and used cash of $1,339,634 in its 2003 operations.

The extended period over which losses have been experienced is principally attributable to two factors, lack of capital and the type of potential customers. Lack of capital has prevented the Company from quickly developing and aggressively marketing its products. In addition, most of the Company's potential customers are large corporations or governments. Adopting the Company's products will in many cases require changing the way business is done.

The Company has made advances in the sales process with several potentially large customers. Although there are no assurances that the Company will be successful, in order to fund activities until positive operating cash flow can be achieved, the Company has implemented the plan described below.

During the first quarter of 2003, the Company signed an agreement to merge with a small public company (Note 3). The transaction was a reverse acquisition with the Company as the accounting acquirer. The Company became a wholly owned subsidiary of the public company, the Company's shareholders became the majority shareholders of the public company, and the public company will changed its name to "BSI2000, Inc."

On October 31, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP (Cornell). Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $15 million (Note 5).

The Company expects that the capital raised in the transactions described above will be sufficient to fund the Company's activities until positive operating cash flow is achieved


NOTE 3 - REVERSE ACQUISITION
----------------------------

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

----------------------------------------

Knowledge Foundations, Inc. ("new BSI") acquired BSI2000, Inc. ("old BSI") by issuing 45,122,570 of its common shares ("new BSI stock") to stockholders of BSI2000, Inc. ("old BSI") in exchange for 100% of the outstanding 8,786,900 common shares of BSI2000, Inc. ("old BSI stock").

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

The terms of the merger agreement between the Company and Knowledge Foundations, Inc. provided that the liabilities of Knowledge Foundation, Inc. at the closing would not exceed $15,000. However, at the closing Knowledge Foundations, Inc. had a note payable and accrued interest outstanding in the amount of $56,825. In order to off set this liability certain shareholders of Knowledge Foundations Inc. executed a note payable to the Company in the amount of $56,825. The Knowledge Foundation, Inc. note and accrued interest have been recorded as a reduction of additional paid in capital. The note receivable from the Knowledge Foundation, Inc. stockholders has been recorded as an increase to additional paid in capital.


NOTE 4 - FURNITURE AND FIXTURES
-------------------------------

Property and equipment consist of the following at December 31, 2003:


Leasehold improvements                                     $    18,744
Software                                                         7,919
Equipment                                                       95,058
Furniture                                                       34,759
                                                           -----------
                                                               156,480
Less accumulated depreciation                                 (104,160)
                                                           -----------
                                                           $    52,320
                                                           ===========

NOTE 5 - CONVERTIBLE DEBT
-------------------------

On October 31, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, the Company is entitled to commence drawing down on the Equity Line of Credit effective on December 9, 2003, the effective date of the registration statement filed with The Securities and Exchange commission, and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell received 1,875,000 shares of the Company's common stock as a one-time commitment fee and is entitled to retain a fee of 4.0% of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on the Company's stock price on July 7, 2003, the date the Company agreed to engage the placement agent.

Convertible notes payable consist of the following at December 31, 2003:

Secured promissory note issued to Cornell, due on December
16, 2003 and secured by substantially all of Company's
non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is
not paid when due. Discounts and fees paid to obtain the
loan were $45,000, which are fully amortized at December 31,
2003. Subsequent to December 31, 2003 and through March 11,
2004, Cornell converted $450,000 of the debt into 4,245,638
shares of common stock of the Company.                               $  500,000

Convertible secured promissory note issued to Cornell, due
on April 26, 2004 and secured by substantially all of the
Company's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $29,083, of which $13,605 is unamortized at
December 31, 2003. The Company has reserved and placed in
escrow 3.9 million shares of its common stock as an
estimation of the shares necessary to repay the loan.                   200,000

Convertible secured promissory note issued to Cornell,
bearing interest at 5% and due on August 1, 2005. The
debenture is convertible at Cornell's option at any time up
to maturity at a conversion price equal to the lower of (i)
120% of the closing bid price of the common stock as of the
closing date or (ii) 80% of the lowest closing bid price of
the common stock for the five trading days immediately
preceding the conversion date. At maturity, the Company has
the option to either pay the holder the outstanding
principal balance and accrued interest or to convert the
debentures into shares of common stock at a conversion price previously described. The Company has the right to redeem
the debentures upon thirty days notice for 120% of the
amount redeemed. Discounts and fees paid to obtain the loan
were $15,000, of which $11,877 is unamortized at December
31, 2003. Subsequent to December 31, 2003, Cornell converted
$50,000 of the debt into 833,333 shares of common stock of
the Company.
                                                                       150,000

Convertible secured promissory note issued to Cornell,
bearing interest at 5% and due on August 1, 2005. The
debenture is convertible at Cornell's option at any time up
to maturity at a conversion price equal to the lower of (i)
120% of the closing bid price of the common stock as of the
closing date or (ii) 80% of the lowest closing bid price of
the common stock for the five trading days immediately
preceding the conversion date. At maturity, the Company has
the option to either pay the holder the outstanding
principal balance and accrued interest or to convert the
debentures into shares of common stock at a conversion price previously described. The Company has the right to redeem
the debentures upon thirty days notice for 120% of the
amount redeemed. Discounts and fees paid to obtain the loan
were $10,000, of which $7,575 is unamortized at December 31,
2003. During December 2003, Cornell converted $50,000 of the debt into 390,625 shares of the Company's common stock and
subsequent to December 31, 2003, Cornell converted $50,000
of the debt into 568,181 shares of common stock of the
Company.
                                                                         50,000
Fees and discounts                                                      (33,057)
                                                                     ----------
                                                                        866,943
Less current portion                                                   (686,395)
                                                                     -----------
                                                                     $  180,548
                                                                     ==========


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Litigation
----------

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

--------------------------------------------------

Consulting Agreement
--------------------

In September 2003, the Company entered into a consulting agreement for a term of six months. Under the term of the agreement, the Company is obligated to pay a monthly fee of $3,500 for services performed.

In February 2004, the Company entered into a consulting agreement through July 31, 2004. The Company is obligated to pay $7,000 per month plus expenses for services performed. The Company granted five-year warrants to purchase 250,000 shares of the Company's common stock at the closing price on February 1, 2004.


NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Stock Issued to Founders
------------------------

During the period from Inception (July 30, 1993) through December 31, 1993, the Company issued shares of common stock to the founders for prior services at $4.34 per share, which was the value similar to the cash sales of stock immediately preceding the issuance.

Stock Issued to an Officer and Employee
---------------------------------------

On September 11, 2001, BSI issued 2,500,000 shares of common stock to Jack Harper, president and director, for $2,500 ($0.001 per share) and forgiveness of accrued wages. Also in 2001, BSI issued 212,045 shares of common stock to Robert B. Lumen for $212 ($0.001 per share). When these shares were issued, BSI was insolvent with negative working capital, and unable to pay salaries to employees.

Private Offerings
-----------------

During 2003, the Company sold 134,500 and 1,000,000 shares of common stock in private placement offerings at $1.00 and $.25 per share, respectively

During 2002, the Company sold 937,886 and 515,869 shares of common stock in private placement offerings at $1.00 and $.625 per share, respectively. The shares issued under the private placement for $1.00 per share include 371,104 shares issued in satisfaction of long-term debt.

-----------------------------------------

Stock Options
-------------

On October 24, 1996, the Company adopted a Stock Option Plan ("the Plan") whereby the Board of Directors can issue both incentive stock options and nonqualified options to directors, employees, and consultants for the purpose of rewarding them for their past and future contributions to the growth of the Company. Under the plan, 341,545 shares of the Company's stock are reserved for options to be issued in the future. The purchase price per share of a non-qualified stock option shall not be issued at less than 85% of the fair market value at the date of grant. The purchase price per share of incentive stock options shall not be issued at less than the fair market value at the date of grant. All options issued under this plan terminate after five years. All options issued under this plan were issued at the market price at the date of issuance.

The following table presents the activity for options outstanding:

                                                                      Weighted
                                                      Incentive       Average
                                                        Stock         Exercise
                                                       Options         Price
                                                      ---------       ---------

Outstanding - December 31, 2001                        414,486        $    0.71
   Granted                                                 --               --
   Forfeited/canceled                                 (414,486)           (0.71)
   Exercised                                               --               --
                                                      ---------       ---------
Outstanding - December 31, 2002                            --         $     --
                                                      =========       =========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

                                                                                Inception
                                                   For the Years Ended       (July 30, 1993)
                                                      December 31,               through
                                              ---------------------------      December 31,
                                                  2003            2002            2003
                                              -------------   ------------   ---------------

Net loss - as reported                        $ (1,568,978)   $  (973,635)   $  (5,280,289)
Net loss - pro forma                          $ (1,568,978)   $  (973,635)   $  (5,280,289)
Basic loss per common share - as reported     $      (0.04)   $     (0.14)   $       (0.78)
Basic loss per common share - pro forma       $      (0.04)   $     (0.14)   $       (0.78)

-----------------------------------------

Stock Options (continued)
-------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: expected life of 5 years, no volatility, risk free rate interest rate of 4.75% and a 0% dividend yield.

Warrants
--------

Warrants were issued to investors with certain private offerings. Each warrant entitled the holder to one share of common stock at $.625 per share, terminating five years after the date of issuance or as noted in the warrant certificate. As permitted by the warrant agreements, in the case of a consolidation or merger, the board of directors voted to expedite the expiration date to the day before the merger closing. As a result, as of December 31, 2002, there were no warrants outstanding in connection with private placement offerings.

The following table presents the activity for warrants outstanding:

                                                                     Weighted
                                                                      Average
                                                    Number of        Exercise
                                                    Warrants           Price
                                                    ---------       ------------

Outstanding - December 31, 2001                       825,771       $      0.63
         Forfeited/canceled                          (825,771)            (0.63)
                                                    ---------       ------------

Outstanding - December 31, 2002                          --         $      --
                                                    =========       ============

-----------------------------------------

Earnings Per Share
------------------

The following table sets forth the computation for basic and diluted earnings per share:

                                                                                                        Inception
                                                                                                     (July 30, 1993)
                                                                                                         through
                                                                 December 31,       December 31,       December 31,
                                                                     2003              2002                2003
                                                                 -------------     -------------     ---------------

Numerator for basic earnings per share                          $  (1,568,978)     $    (973,635)     $  (5,280,289)
                                                                =============      =============      =============

Numerator for diluted income per common share                   $  (1,568,978)     $    (973,635)     $  (5,280,289)
                                                                =============      =============      =============

Denominator for basic earnings per share -
 weighted average shares                                            41,412,101          6,872,849          6,738,663
                                                                =============      =============      =============

Denominator for diluted earnings per share -
 adjusted weighted average shares                                  41,412,101           6,872,849          6,738,663
                                                                =============      =============      =============

Diluted income per common share                                 $       (0.04)     $       (0.14)     $       (0.78)
                                                                =============      =============      =============


Options and warrants exercisable into shares of commons stock were not included in the computation of diluted loss per share because their effect was anti-dilutive. These options and warrants could potentially dilute earnings per share in future periods. Potentially dilutive shares outstanding are as follows:


Year ended December 31, 2001                                    1,385,169
Year ended December 31, 2000                                    1,269,186
Cumulative period from inception (July 30, 1993)
  through December 31, 2001                                     1,385,169


NOTE 8 - INCOME TAXES
---------------------

The Company did not provide a current or deferred federal or state income tax provision or benefit for any of the periods presented because it has experienced recurring operating losses. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of the net operating loss, because of uncertainty regarding its realization.

---------------------------------

At December 31, 2003, the Company had federal net operating losses of approximately $4.1 million. Utilization of the net operating loss, which expires at various times starting in 2009, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets are approximately as follows:

                                                    For the Years Ended
                                                       December 31,
                                                 2003                 2002

Net operating loss                          $   1,439,000      $  1,300,000
                                            -------------      ------------
      Total deferred tax assets                 1,439,000         1,300,000
Valuation allowance                            (1,439,000)       (1,300,000)
                                            -------------      ------------

Net deferred tax asset                      $       --         $       --
                                            =============      ============

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the statements of income:

                                                                                    Inception
                                                  For the Years Ended            (July 30, 1993)
                                                       December 31,                 through
                                            --------------------------------       December 31,
                                                 2003               2002              2003
                                            -------------      -------------     ---------------

Income tax benefit at statutory rates       $     597,000      $    370,000      $   1,563,000
Valuation allowance                              (597,000)         (370,000)        (1,563,000)
                                            -------------      ------------      -------------

Reported income tax benefit                 $        --        $       --        $        --
                                            =============      ============      =============


NOTE 9 - SUBSEQUENT EVENT (UNAUDITED)
-------------------------------------

Subsequent to December 31, 2003, the Company issued two additional convertible notes payable to Cornell for $250,000 each and converted outstanding debt of $50,000 and accrued interest of $19,890 into 742,724 shares of common stock of the Company.