Form 10QSB
period 2004-03-31
BSI2000 INC
filed 2004-05-17
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2004
                         Commission File Number 0-28287

                                  BSI2000, INC.
                     (Formerly Knowledge Foundations, Inc.)
 -------------------------------------------------------------------------------

           Delaware                                      84-0418749
---------------------------              ---------------------------------------
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

As of May 14, 2004 the registrant had 67,652,813 shares of common stock, $.001 par value, issued and outstanding.

                          PART 1 FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS



                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----


Consolidated Financial Statements

     Consolidated Balance Sheets                                            F-1

     Consolidated Statements of Operations                                  F-2

     Consolidated Statement of Changes in Stockholders' Deficit             F-3

     Consolidated Statements of Cash Flows                                  F-4

Notes to Consolidated Financial Statements                                  F-6

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                        March 31, 2004         2003
                                                                        --------------    ------------
                                                                          (unaudited)
                                     ASSETS

Current assets
   Cash and cash equivalents                                            $     28,195     $   125,550
   Accounts receivable                                                        10,000            --
   Inventories                                                                49,117          35,361
   Other current assets                                                          965            --
                                                                        ------------     -----------
        Total current assets                                                  88,277         160,911
                                                                        ------------     -----------

Non-current assets
   Property and equipment, net                                                49,298          52,320
   Intangible assets                                                         113,187          62,583
   Other long-term assets                                                      4,232           4,232
                                                                        ------------     -----------
        Total non-current assets                                             166,717         119,135
                                                                        ------------     -----------

Total assets                                                            $    254,994     $   280,046

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                     $    159,285     $   196,137
   Accrued liabilities                                                        20,964          25,798
   Deferred Revenue                                                           18,750            --
   Convertible notes payable, current portion                                674,878         686,395
                                                                        ------------     -----------
        Total current liabilities                                            873,877         908,330
                                                                        ------------     -----------


Convertible notes payable, less current portion                               89,993         180,548
                                                                        ------------     -----------

Commitments and contingencies

Stockholders' equity (deficit)
   Preferred stock, $.001 par value, 20,000,000 shares authorized, no
    shares issued and outstanding                                               --              --
   Common stock, $.001 par value, 100,000,000 shares authorized,
    60,341,603 and 53,951,727 shares issued and outstanding                   60,342          53,952
   Additional paid-in capital                                              5,031,006       4,417,505
   Accumulated deficit                                                    (5,800,224)     (5,280,289)
                                                                        ------------     -----------
        Total stockholders' deficit                                         (708,876)       (808,832)
                                                                        ------------     -----------

Total liabilities and stockholders' deficit                             $    254,994     $   280,046
                                                                        ============     ===========



                See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            For the Three Months Ended            For the Period
                                                      March 31,                 from July 30, 1993
                                            ------------------------------     (Inception) through
                                                 2004              2003           March 31, 2004
                                            -------------     ------------     -------------------
                                             (unaudited)       (unaudited)         (unaudited)

Revenues                                    $      1,250      $       --        $     96,980

Cost of goods sold                                  --                --              67,986
                                            ------------      ------------      ------------

Gross profit                                       1,250              --              28,994
                                            ------------      ------------      ------------

Operating expenses
   Selling expenses                               87,121            71,221         1,126,094
   General and administrative                    260,951           169,584         2,845,393
   Stock-based compensation expense                 --                --             253,741
   Research and development                      115,109           148,804         1,475,998
                                            ------------      ------------      ------------
     Total operating expenses                    463,181           389,609         5,701,226
                                            ------------      ------------      ------------

Other income (expense)
   Interest expense                              (22,577)             --            (151,942)
   Interest income                                     1               360            23,045
   Financing costs                               (35,428)             --             (82,371)
   Other expense                                    --                --              83,276
                                            ------------      ------------      ------------
     Total other income (expense)                (58,004)              360          (127,992)
                                            ------------      ------------      ------------
                                            ------------      ------------      ------------
Net loss                                    $   (519,935)     $   (389,249)     $ (5,800,224)
                                            ============      ============      ============

Basic and diluted weighted average
 common shares outstanding                    57,032,162         8,756,167         8,106,069
                                            ============      ============      ============

Basic and diluted loss per common share     $      (0.01)     $      (0.04)     $      (0.72)
                                            ============      ============      ============



                See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)


                                                                                      Accumulated
                                                                                     Deficit During         Total
                                            Common Stock             Additional       the Development     Stockholders'
                                       Shares           Amount    Paid-in Capital          Stage         Equity (Deficit)
                                       ----------     ---------   ---------------    ----------------    ----------------

Balance - December 31, 2003            53,951,727     $  53,952     $ 4,417,505       $ (5,280,289)        $  (808,832)

Stock issued for debt conversion        6,389,876         6,390         613,501               --               619,891

Net loss                                     --           --             --               (519,935)           (519,935)
                                       ----------     ---------     -----------       ------------         -----------

Balance - March 31, 2004               60,341,603     $  60,342     $ 5,031,006       $ (5,800,224)        $  (708,876)
                                       ==========     =========     ===========       ============         ===========






                See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               For the Period
                                                                                               from July 30,
                                                              Three Months Ended March 31,    1993 (Inception)
                                                             -----------------------------       through
                                                                 2004             2003         March 31, 2004
                                                             ------------     ------------    ----------------
                                                             (unaudited)      (unaudited)        (unaudited)
Cash flows from operating activities
   Net loss                                                  $  (519,935)     $  (389,249)     $ (5,800,224)
                                                             -----------      -----------      ------------
   Adjustments to reconcile net loss to net cash used in
    operating activities
     Depreciation expense                                          5,634            6,767           109,795
     Gain on forgiveness of debt                                    --               --             (65,485)
     Stock based compensation                                       --               --             253,741
     Changes in assets and liabilities
       Accounts receivable                                       (10,000)            --             (10,000)
       Inventories                                               (13,756)         (20,985)          (49,117)
       Other current assets                                         (965)          (7,632)             (965)
       Other long-term assets                                       --               --              (4,232)

          Deferred Revenue                                        18,750             --              18,750
       Accounts payable                                          (36,852)          54,778           213,348
       Accrued liabilities                                        (4,834)             766            74,513
                                                                 (42,023)          33,694           540,348
                                                             -----------      -----------      ------------
         Net cash used in operating activities                  (561,958)        (355,555)       (5,259,876)
                                                             -----------      -----------      ------------

Cash flows from investing activities
   Redemption of certificates of deposit                            --               --              35,000
   Purchase of certificate of deposit                               --               --             (35,000)
   Purchase of fixed assets                                       (2,612)          (6,945)         (110,739)
   Patent application                                            (50,604)            --            (113,187)
                                                             -----------      -----------      ------------
         Net cash used in investing activities                   (53,216)          (6,945)         (223,926)
                                                             -----------      -----------      ------------

Cash flows from financing activities
   Proceeds from issuance of common stock                           --            134,500         3,276,841
   Repayment on long-term debt                                      --               --             (81,516)
   Proceeds from long-term debt                                     --               --             919,500
   Net proceeds from convertible notes payable                   517,819             --           1,434,762
   Repayment on capital lease obligations                           --               --             (37,590)
                                                             -----------      -----------      ------------
         Net cash provided by financing activities               517,819          134,500         5,511,997
                                                             -----------      -----------      ------------

Net (decrease) increase in cash and cash equivalents             (97,355)        (228,000)           28,195

Cash and cash equivalents - beginning of period                  125,550          228,617              --
                                                             -----------      -----------      ------------

Cash and cash equivalents - end of period                    $    28,195      $       617      $     28,195
                                                             ===========      ===========      ============


(Continued on following page.)



                See notes to consolidated financial statements.

(Continued from previous page.)

Supplemental disclosure of cash flow information:

     The Company did not pay cash for interest expense or income taxes during the year ended December 31, 2003 or during the three-month period ended March 31, 2004. Cash paid for interest expense from Inception (July 30,
     1993) through March 31, 2004 was $68,164.

Supplemental disclosure of non-cash activity:

     During the three months ended March 31, 2004, the Company converted $619,891 of notes payable and accrued interest into 6,389,876 shares of common stock.

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



                See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Revenue Recognition
-------------------

The Company recognizes revenue in compliance with SAB 104, "Revenue Recognition in Financial Statements." Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through March 31, 2004, revenues earned represented sales to distributors of demonstration units of the Company's products.

Transaction based revenue is recognized as transactions are completed and are billed monthly based on service agreement rates in effect.

Distribution rights revenue is recognized ratable over the life of each underlying distribution agreement.

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

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced losses since inception (July 30, 1993) through March 31, 2004 of $5,800,224. The Company has negative working capital of $785,600 and stockholder's deficit of $708,876 as of March 31, 2004 and used cash of $561,958 in its first quarter 2004 operations.

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

During the first quarter of 2003, the Company signed an agreement to merge with a small public company (Note 3). The transaction was a reverse acquisition with the Company as the accounting acquirer. The Company became a wholly owned subsidiary of the public company, the Company's shareholders became the majority shareholders of the public company, and the public company changed its name to "BSI2000, Inc."

On October 31, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP (Cornell). Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $15 million (Note 4).

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

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - REVERSE ACQUISITION (CONTINUED)
----------------------------------------

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

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CONVERTIBLE DEBT
-------------------------

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

Convertible notes payable consist of the following at March 31, 2004:

Secured promissory note issued to Cornell, due on June 23, 2004 and secured by substantially all of Company's non-cash assets.
The note bears interest at 12% during its term, and bears a
default rate of interest of 24% if the note is not paid when due.
Discounts and fees paid to obtain the loan were $18,750, of which
$14,063 is unamortized at March 31, 2004.                            $  250,000

Secured promissory note issued to Cornell, due on May 12, 2004 and secured by substantially all of Company's non-cash assets.
The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due.
Discounts and fees paid to obtain the loan were $18,750, of which
$8,036 is unamortized at March 31, 2004. Subsequent to March 31,
2004, Cornell converted $200,000 of this debt into 3,206,288
shares of common stock of the Company.                                  250,000

Convertible secured promissory note issued to Cornell, due on
April 26, 2004 and secured by substantially all of the Company's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were
$29,083, of which $3,023 is unamortized at March 31, 2004. The
Company has reserved and placed in escrow 3.9 million shares of its common stock as an estimation of the shares necessary to repay the loan. Subsequent to March 31, 2004, Cornell converted
this debt into 2,496,878 shares of common stock of the Company          200,000

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CONVERTIBLE DEBT (CONTINUED)
-------------------------------------


Convertible secured promissory note issued to Cornell, bearing interest at 5% and due on August 1, 2005. The debenture is
convertible at Cornell's option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80%
of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At
maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount
redeemed. Discounts and fees paid to obtain the loan were
$15,000, of which $10,007 is unamortized at March 31, 2004.
Subsequent to March 31, 2004, Cornell converted this debt into
1,608,044 shares of common stock of the Company.                        100,000

Fees and discounts                                                      (35,129)
                                                                     ----------
                                                                        764,871
Less current portion                                                   (674,878)
                                                                     ----------
                                                                     $   89,993
                                                                     ==========


NOTE 5 - SUBSEQUENT EVENT
-------------------------

Subsequent to March 31, 2004, the Company issued one additional convertible notes payable to Cornell for $250,000 and converted outstanding debt of $500,000 into 7,311,210 shares of common stock of the Company.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO
THE THREE MONTHS ENDED MARCH 31, 2003

OVERALL RESULTS OF OPERATIONS

For the three months ended March 31, 2004 we incurred an overall loss of ($519,935) or ($.01) per share, which was a material increase from the loss of ($389,249) or ($0.04) per share for the comparable period in the prior year.

REVENUE

We had revenues of $1,250 during the three months ended March 31, 2004 as compared to no revenues for the comparable period in the prior year. 2004 revenues represent revenue from distribution rights sold during the first quarter of 2004 which are being recognized ratably over the four year term of the underlying agreement.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2004, were $463,181 and represent an increase of $73,572 or a 19% increase in operating expenses of $389,609 for the comparative period ended March 31, 2003.

The largest component of operating expenses for the periods ended March 31, 2004 and 2003 related to general and administrative expenses. For the period ended March 31, 2004, general and administrative expense were $260,951, an increase of $91,367 or nearly a 54% increase in general and administrative expenses of $169,584 for the comparative period ended March 31, 2003. This increase is attributable to salary expense of $50,379, contracted services in the amount of $47,708, $10,670 for employee benefits, $13,528 for legal fees, office expenses of $6,096 and a decrease in merger costs of $40,099. The salary increase is due to a bonus payment to an officer of the company and the addition of another employee. The increase in legal fees is due to the costs associated with fundraising, shareholder relations, and public company reporting.

BSI further had selling expenses for the three months ended March 31, 2004 of $87,121, as compared to $71,221 for the period ended March 31, 2003. The increase in selling expenses is attributable to salary expense of $7,785, a decrease in consulting fees of $27,391, travel and entertainment expenses of $22,418 and advertising and tradeshow expenses in the amount of $9,946. The increase in selling costs is attributable to increased sales and marketing efforts.

BSI also had research and development expenses of $115,109 for the quarter ended March 31, 2004, as compared to $148,804 for the period ended March 31, 2003, a decrease of $33,695. This decrease is attributable to salary expense of $21,934, and consulting fees of $13,876, along with an increase of $3,217 for R&D components. The cost decrease is attributable to replacement of outside consultants with internal resources, and a reduction in cost of employees.

OTHER EXPENSES

As to the other income and expenses, the Company had interest expenses, after taking into account interest income of $1, of $22,576 for the quarter ended March 31, 2004, as compared to interest income, of $360, for the comparative period ended March 31, 2003. This increase is attributable to the equity line of credit with Cornell Capital that was placed during the fourth quarter of 2003. The Company also had financing costs of $35,428 for the three months period ended March 31, 2004 again related to the equity line of credit placed with Cornell Capital.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash of $28,195 and current liabilities of $873,877. We do not have sufficient cash or other current assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003, 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern.

On July 7, 2003, BSI sold $250,000 convertible debentures to Cornell Capital Partners, LP. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Cornell Capital has converted these convertible debentures into 3,400,183 shares of common stock.

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

On September 16, 2003, the Company received the net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell Capital Partners, LP as additional consideration in the transaction. Cornell Capital Partners has converted this debt into 4,776,988 shares of common stock of the company and $19,890 of accrued interest related to this debt into 211,734 shares of common stock

On December 19, 2003, BSI received net proceeds of $170,917 from a $200,000 secured promissory note issued to Cornell Capital Partners. The note was due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission (December 9, 2003). The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $29,083 in connection with the issuance of the note. The Company has reserved and placed into escrow 3.9 million shares of its common stock as an estimation of the shares necessary to repay the loan. Subsequent to March 31, 2004, Cornell Capital converted this debt into 2,496,878 shares of common stock.

On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on May 12, 2004. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $26,441 in connection with the issuance of the note. Subsequent to March 31, 2004, Cornell Capital converted $200,000 of this note into 3,206,288 shares of common stock.

On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 23, 2004. The note is secured by substantially all of BSI's non-cash assets. The note bears interest of 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,476 in connection with the issuance of the note.

On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 21, 2004. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,321 in connection with the issuance of the note. The Company has reserved and placed into escrow 3.0 million shares of its common stock as an estimation of the shares necessary to repay the loan.

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

CAPITAL RESOURCES

Pursuant to the Equity Line of Credit, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, BSI was entitled to commence drawing down on the Equity Line of Credit on December 9, 2003 when the common stock to be issued under the Equity Line of Credit was registered with the Securities and Exchange Commission and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice BSI shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4.0% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI has paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on BSI's stock price on July 7, 2003, the date BSI agreed to engage the placement agent.

We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Pursuant to our Articles of Incorporation, we are authorized to issue up to 100,000,000 shares of common stock, of which 63,540,728 are outstanding. At a recent price of $0.10 per share, we would be required to issue at $0.099 (99% of $0.10), 151,515,152 shares of common stock in order to fully utilize the $15.0 million available. At our current stock price, we would be required to authorize and register additional shares of our common stock to fully utilize the amount available under the Equity Line of Credit. At our current price of $0.10, we would need to authorize approximately 55,000,000 additional shares to fully utilize the Equity Line of Credit. We would have to receive the affirmative vote of a majority of our outstanding shares to approve any increase in authorized shares. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

PLAN OF OPERATIONS

The Company continues to rely on funding by Cornell Capital Partners while it pursues potential sales of its Employee Tracking System and Access Control and Site Security products to commercial customers located in the United States, Saudi Arabia, South Africa and Germany.

If a contract is awarded, the Company will need to increase the size of its staff to approximately 15 to 25 employees and consultants (we currently have eight full time employees and three consultants) and will need to establish and enhance its production capabilities. These activities will require additional financing.

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

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1   LEGAL PROCEEDINGS.

The Company currently has a claim against it by a consultant over consideration with regard to a finder's fee for potential equity financing for Knowledge Foundations, Inc. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of March 31, 2004 and therefore has not accrued any liability in the accompanying financial statements.

ITEM 2   CHANGES IN SECURITIES.

During the period January 1, 2004 to March 31, 2004 the Company issued the following unregistered securities:

None.


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


Dated: May 14, 2004                 By:   /s/  Jack Harper
                                        -----------------------------
                                        Jack Harper
                                        President and Chief Executive Officer