Form 10QSB
period 2004-06-30
BSI2000 INC
filed 2004-08-13
CIK 1099780

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2004
                         Commission File Number 0-28287

                                  BSI2000, INC.
                     (Formerly Knowledge Foundations, Inc.)
          ------------------------------------------------------------

           Delaware                                       84-0418749
-----------------------------           ----------------------------------------
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

As of August 13, 2004 the registrant had 75,252,076 shares of common stock, $.001 par value, issued and outstanding.

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

         Consolidated Statements of Operations                              F-2

         Consolidated Statement of Changes in Stockholders' Deficit         F-3

         Consolidated Statements of Cash Flows                              F-4

Notes to Consolidated Financial Statements                                  F-6

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                        June 30, 2004        2003
                                                                        -------------    -------------

                                     ASSETS


Current assets
   Cash and cash equivalents                                             $   290,113     $   125,550
   Inventories                                                                53,008          35,361
   Other current assets                                                       14,706            --
                                                                         -----------     -----------
        Total current assets                                                 357,827         160,911
                                                                         -----------     -----------

Non-current assets
   Property and equipment, net                                                47,472          52,320
   Intangible assets                                                         155,475          62,583
   Other long-term assets                                                      4,232           4,232
                                                                         -----------     -----------
        Total non-current assets                                             207,179         119,135
                                                                         -----------     -----------

Total assets                                                             $   565,006     $   280,046
                                                                         ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                      $   102,085     $   196,137
   Accrued liabilities                                                        12,489          25,798
   Deferred revenue                                                           22,771            --
   Convertible notes payable, current portion                                613,299         686,395
                                                                         -----------     -----------
        Total current liabilities                                            750,644         908,330
                                                                         -----------     -----------


Convertible notes payable, less current portion                                 --           180,548
                                                                         -----------     -----------

Commitments and contingencies

Stockholders' equity (deficit)
   Preferred stock, $.001 par value, 20,000,000 shares authorized, no
    shares issued and outstanding                                               --              --
   Common stock, $.001 par value, 100,000,000 shares authorized,
    74,560,529 and 53,951,727 shares issued and outstanding                   74,561          53,952
   Additional paid-in capital                                              6,016,787       4,417,505
   Accumulated deficit                                                    (6,276,986)     (5,280,289)
                                                                         -----------     -----------
        Total stockholders' deficit                                         (185,638)       (808,832)
                                                                         -----------     -----------

Total liabilities and stockholders' deficit                              $   565,006     $   280,046
                                                                         ===========     ===========


                See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                          For the Period
                                                                                                          from July 30,
                                          For the Six Months Ended        For the Three Months Ended         1993
                                                  June 30,                            June 30,             (Inception)
                                       ------------------------------   ------------------------------       through
                                           2004              2003              2004              2003     June 30, 2004
                                       --------------   -------------   --------------   -------------    -------------
                                        (unaudited)      (unaudited)      (unaudited)     (unaudited)      (unaudited)

Revenues                               $        2,729   $       5,000   $        1,479   $       5,000    $      98,459
                                       --------------   -------------   --------------   -------------    -------------

Cost of goods sold                                 -               -                -               -           67,986
                                       --------------   -------------   --------------   -------------    -------------

Gross profit                                       -               -                -               -           30,473
                                       --------------   -------------   --------------   -------------    -------------

Operating expenses
   Selling expenses                           181,502         132,936           94,381          61,715       1,220,475
   General and administrative                 478,561         302,932          217,610         133,348       3,063,003
   Stock-based compensation expense                -               -                -               -          253,741
   Research and development                   215,054         252,511           99,945         103,707       1,575,943
                                       --------------   -------------   --------------   -------------    -------------
     Total operating expenses                 875,117         688,379          411,936         298,770       6,113,162
                                       --------------   -------------   --------------   -------------    -------------
Other income (expense)
   Interest expense                           (23,825)         (1,214)          (1,248)         (1,214)       (153,190)
   Interest income                                  1           1,231               -              871          23,045
   Financing costs                           (100,485)             -           (65,057)             -         (147,428)
   Other expense                                   -               -                -               -           83,276
                                       --------------   -------------   --------------   -------------    -------------
     Total other (expense)                   (124,309)             17          (66,305)           (343)       (194,297)
                                       --------------   -------------   --------------   -------------    -------------
Net loss                               $     (996,697)  $    (683,362)  $     (476,762)  $    (294,113)   $ (6,276,986)
                                       ==============   =============   ==============   =============    ============
Basic and diluted weighted
 average common shares
 outstanding                               62,162,308      29,567,626       67,292,455      50,150,388      10,210,202
                                       ==============   =============   ==============   =============    ============

Basic and diluted loss per
 common share                          $       (0.016)  $      (0.23)  $        (0.007)  $      (0.006)   $     (0.615)
                                       ==============   =============   ==============   =============    ============






                See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)


                                                                                            Accumulated
                                            Common Stock                                   Deficit During          Total
                                       ----------------------------      Additional       the Development      Stockholders'
                                         Shares           Amount      Paid-in Capital          Stage          Equity (Deficit)
                                       ----------     -------------   ---------------     ---------------     ----------------

Balance - December 31, 2003            53,951,727     $      53,952    $   4,417,505       $  (5,280,289)      $    (808,832)

Stock issued for debt conversion       20,608,802            20,609        1,599,282                  -            1,619,891
                                       ----------     -------------    -------------       -------------       -------------
Net loss                                      --                --               --             (996,697)           (996,697)

Balance - June 30, 2004                74,560,529     $      74,561    $   6,016,787       $  (6,276,986)      $    (185,638)
                                       ==========     =============    =============       =============       =============








                See notes to consolidated financial statements.

                                 BSI2000, INC.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               For the Period
                                                                                               from July 30,
                                                                Six Months Ended June 30,     1993 (Inception)
                                                             ------------------------------       through
                                                                 2004             2003         June 30, 2004
                                                             ------------     ------------     --------------
                                                              (unaudited)     (unaudited)       (unaudited)
Cash flows from operating activities
   Net loss                                                  $  (996,697)     $  (683,362)      $(6,276,986)
                                                             -----------      -----------       -----------
   Adjustments to reconcile net loss to net cash used in
    operating activities
     Depreciation expense                                          9,815           14,481           113,976
     Gain on forgiveness of debt                                    --               --             (65,485)
     Stock based compensation                                       --               --             253,741
     Changes in assets and liabilities
       Inventories                                               (17,647)         (22,872)          (53,008)
       Other current assets                                      (14,706)            --             (14,706)
       Other long-term assets                                       --               --              (4,232)
       Deferred revenue                                           22,771             --              22,771
       Accounts payable                                          (94,052)         110,355           156,148
       Accrued liabilities                                       (13,309)          78,319            66,038
                                                             -----------      -----------       -----------
                                                                (107,128)         180,283           475,243
                                                             -----------      -----------       -----------
         Net cash used in operating activities                (1,103,825)        (503,079)       (5,801,743)
                                                             -----------      -----------       -----------

Cash flows from investing activities
   Redemption of certificates of deposit                            --               --              35,000
   Purchase of certificate of deposit                               --               --             (35,000)
   Purchase of fixed assets                                       (4,967)          (9,194)         (113,094)
   Patent application                                            (92,892)            --            (155,475)
                                                             -----------      -----------       -----------
         Net cash used in investing activities                   (97,859)          (9,194)         (268,569)
                                                             -----------      -----------       -----------

Cash flows from financing activities
   Proceeds from issuance of common stock                           --            134,500         3,276,841
   Repayment on long-term debt                                      --               --             (81,516)
   Proceeds from long-term debt                                     --               --             919,500
   Net proceeds from convertible notes payable                 1,366,247          155,000         2,283,190
   Repayment on capital lease obligations                           --               --             (37,590)
                                                             -----------      -----------       -----------
         Net cash provided by financing activities             1,366,247          289,500         6,360,425
                                                             -----------      -----------       -----------

Net (decrease) increase in cash and cash equivalents             164,563         (222,773)          290,113

Cash and cash equivalents - beginning of period                  125,550          228,617              --
                                                             -----------      -----------       -----------

Cash and cash equivalents - end of period                    $   290,113      $     5,844       $   290,113
                                                             ===========      ===========       ===========


(Continued on following page.)






                See notes to consolidated financial statements.

(Continued from previous page)


Supplemental disclosure of cash flow information:

     The Company did not pay cash for interest expense or income taxes during the year ended December 31, 2003 or during the six-month period ended June 30, 2004. Cash paid for interest expense from Inception (July 30, 1993) through June 30, 2004 was $68,164.

Supplemental disclosure of non-cash activity:

     During the six months ended June 30, 2004, the Company converted $1,619,891 of notes payable and accrued interest into 20,608,802 shares of common stock.

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

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Revenue Recognition
-------------------

The Company recognizes revenue in compliance with SAB 104, "Revenue Recognition in Financial Statements." Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through June 30, 2004, revenues earned represented sales to distributors of demonstration units of the Company's products.

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

NOTE 2 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced losses since inception (July 30, 1993) through June 30, 2004 of $6,276,986. The Company has negative working capital of $392,817 and stockholder's deficit of $185,638 as of June 30, 2004 and used cash of $1,103,823 in its six months 2004 operations.

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


NOTE 3 - REVERSE ACQUISITION
----------------------------

On March 31, 2003 the reverse triangular merger between the Company and Knowledge Foundations, Inc. closed. As a result of the closing BSI2000, Inc. became a 100% owned subsidiary of Knowledge Foundations, Inc. Also as result of the closing Knowledge Foundations, Inc.'s name changed to BSI2000, Inc. ("new BSI") and BSI2000, Inc.'s name changed to BSI Operating, Inc. ("old BSI").

Immediately prior to the closing all of Knowledge Foundations, Inc.'s assets and all but $56,825 of its liabilities (see below) were spun-off to certain of its shareholders in exchange for 34,105,900 shares of common stock, which were then canceled. After the spin-off 5,027,818 shares of Knowledge Foundations, Inc. common stock ("new BSI stock") remained outstanding.

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

As a result of the accounting method adopted to record the merger, for financial reporting purposes the historical financial statements of the Company, and only the historical financial statements of the Company, have become the historical financial statements of the continuing entity. Historical financial statements of Knowledge Foundations, Inc. are not presented.

The terms of the merger agreement between the Company and Knowledge Foundations, Inc. provided that the liabilities of Knowledge Foundations, Inc. at the closing would not exceed $15,000. However, at the closing Knowledge Foundations, Inc. had a note payable and accrued interest outstanding in the amount of $56,825. In order to off set this liability certain shareholders of Knowledge Foundations Inc. executed a note payable to the Company in the amount of $56,825. The Knowledge Foundations, Inc. note and accrued interest have been recorded as a reduction of additional paid in capital. The note receivable from the Knowledge Foundations, Inc. stockholders has been recorded as an increase to additional paid in capital.


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

-------------------------------------

Convertible notes payable consist of the following at June 30, 2004:

Secured promissory note issued to Cornell, due on October 18, 2004 and secured by substantially all of Company's non-cash assets. The note bears interest at
12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $17,750, of
which $16,004 is unamortized at June 30, 2004.                                     $   250,000

Secured promissory note issued to Cornell, due on September 20, 2004 and secured by substantially all of Company's non-cash assets. The note bears interest at
12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $26,250, of
which $20,697 is unamortized at June 30, 2004.                                         350,000

Convertible secured promissory note issued to Cornell, due on June 23, 2004 and secured by substantially all of the Company's non-cash assets. The note bears interest at 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were
$18,750, of which $0 is unamortized at June 30, 2004. Subsequent to June 30,
2004, Cornell converted this debt and accrued interest of $690 into 691,547
shares of common stock of the Company                                                   50,000
                                                                                   -----------
                                                                                       650,000
Fees and discounts                                                                     (36,701)
                                                                                   -----------
                                                                                       613,299
Less current portion                                                                  (613,299)
                                                                                   -----------

                                                                                   $       --
                                                                                   ============


NOTE 5 - SUBSEQUENT EVENT
-------------------------

Subsequent to June 30, 2004, the Company converted outstanding debt and accrued interest of $50,690 into 691,547 shares of common stock of the Company.

On July 27, 2004, the SEC requested of our stock transfer agent information regarding transfer activity of our common stock from the period April 1, 2003 to the present, as well as shareholder lists at June 30, 2003 and December 31, 2003, and all correspondence related to BSI2000 from April 1, 2003 to the present. Our transfer agent is complying with these requests.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

OVERALL RESULTS OF OPERATIONS

For the three months ended June 30, 2004 we incurred an overall loss of ($476,762) or ($.007) per share, which was a material increase from the loss of ($294,113) or ($0.01) per share for the comparable period in the prior year.

REVENUE

We had revenues of $1,479 during the three months ended June 30, 2004 as compared to $5,000 for the comparable period in the prior year. 2004 revenues represent revenue from distribution rights sold during the second quarter of 2004, which are being recognized ratably over the four-year term of the underlying agreement.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2004, were $411,936 and represent an increase of $113,166 or a 38% increase in operating expenses of $298,770 for the comparative period ended June 30, 2003.

The largest component of operating expenses for the periods ended June 30, 2004 and 2003 related to general and administrative expenses. For the period ended June 30, 2004, general and administrative expense were $217,610, an increase of $84,262 or nearly a 63% increase in general and administrative expenses of $133,348 for the comparative period ended June 30, 2003. This increase is attributable to salary expense of $8,532, contracted services in the amount of $60,366, $10,036 for employee benefits, $5,328 for legal fees, and a decrease in merger costs of $3,226. The salary increase is due to the addition of another employee. The increase in contracted services is due to the addition of public relations and shareholder relations consultants.

BSI further had selling expenses for the three months ended June 30, 2004 of $94,381, as compared to $61,715 for the period ended June 30, 2003. The increase in selling expenses is attributable to salary expense of $5,008, a decrease in consulting fees of $5,440, travel and entertainment expenses of $25,665 and advertising and tradeshow expenses in the amount of $4,340. The increase in selling costs is attributable to increased sales and marketing efforts.

BSI also had research and development expenses of $99,945 for the quarter ended June 30, 2004, as compared to $103,707 for the period ended June 30, 2003, a decrease of $3,762. This decrease is attributable to salary expense of $1,923, a decrease in consulting fees of $10,801, along with an increase of $4,969 for R&D components. The cost decrease is attributable to replacement of outside consultants with internal resources, and a reduction in cost of employees.

OTHER EXPENSES

As to the other income and expenses, the Company had interest expenses of $1,248 for the quarter ended June 30, 2004, as compared to net interest expense, of $343, for the comparative period ended June 30, 2003. The Company also had financing costs of $65,057 for the three months period ended June 30, 2004, related to the equity line of credit placed with Cornell Capital.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

OVERALL RESULTS OF OPERATIONS

For the six months ended June 30, 2004 we incurred an overall loss of ($996,697) or ($.016) per share, which was a material increase from the loss of ($683,362) or ($0.02) per share for the comparable period in the prior year.

REVENUE

We had revenues of $2,729 during the six months ended June 30, 2004 as compared $5,000 for the comparable period in the prior year. 2004 revenues represent revenue from distribution rights sold during the first six months of 2004, which are being recognized ratably over the four-year term of the underlying agreement.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2004, were $875,117 and represent an increase of $186,738 or a 27% increase in operating expenses of $688,379 for the comparative period ended June 30, 2003.

The largest component of operating expenses for the periods ended June 30, 2004 and 2003 related to general and administrative expenses. For the period ended June 30, 2004, general and administrative expense were $478,561, an increase of $175,629 or nearly a 58% increase in general and administrative expenses of $302,932 for the comparative period ended June 30, 2003. This increase is attributable to salary expense of $58,891, contracted services in the amount of $108,074, $20,705 for employee benefits, $18,857 for legal fees, office expenses of $8,884 and a decrease in merger costs of $43,325. The salary increase is due to a bonus payment to an officer of the company and the addition of another employee. The increase in legal fees is due to the costs associated with fundraising, shareholder relations, and public company reporting. The increase in contracted services is due to the addition of public relations and shareholder relations consultants.

BSI further had selling expenses for the six months ended June 30, 2004 of $181,502, as compared to $132,936 for the period ended June 30, 2003. The increase in selling expenses is attributable to salary expense of $12,794, a decrease in consulting fees of $32,831, travel and entertainment expenses of $46,215 and advertising and tradeshow expenses in the amount of $21,892. The increase in selling costs is attributable to increased sales and marketing efforts.

BSI also had research and development expenses of $215,054 for the six months ended June 30, 2004, as compared to $252,511 for the period ended June 30, 2003, a decrease of $37,457. This decrease is attributable to salary expense of $20,010, and consulting fees of $25,680, along with an increase of $8,285 for R&D components. The cost decrease is attributable to replacement of outside consultants with internal resources, and a reduction in cost of employees.

OTHER EXPENSES

As to the other income and expenses, the Company had net interest expenses of $23,824 for the six months ended June 30, 2004, as compared to interest income, of $17, for the comparative period ended June 30, 2003. This increase is attributable to the equity line of credit with Cornell Capital that was placed during the fourth quarter of 2003. The Company also had financing costs of $100,485 for the six months period ended June 30, 2004 again related to the equity line of credit placed with Cornell Capital.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash of $290,113 and current liabilities of $750,644. We do not have sufficient cash or other current assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003, 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern.

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

On September 16, 2003, the Company received the net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell Capital Partners, LP as additional consideration in the transaction. Cornell Capital Partners has converted this debt into 4,776,988 shares of common stock of the company and $19,890 of accrued interest related to this debt into 211,734 shares of common stock

On December 19, 2003, BSI received net proceeds of $170,917 from a $200,000 secured promissory note issued to Cornell Capital Partners. The note was due on the earlier of 90 days from the date thereof or 60 days after BSI's registration statement on From SB-2 is declared effective by the Securities and Exchange Commission (December 9, 2003). The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $29,083 in connection with the issuance of the note. The Company has reserved and placed into escrow 3.9 million shares of its common stock as an estimation of the shares necessary to repay the loan. Cornell Capital subsequently converted this debt into 2,496,878 shares of common stock.

On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on May 12, 2004. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $26,441 in connection with the issuance of the note. Subsequently, Cornell Capital converted this note into 4,140,867 shares of common stock.

On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 23, 2004. The note is secured by substantially all of BSI's non-cash assets. The note bears interest of 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,476 in connection with the issuance of the note. Cornell Capital subsequently converted this note into 3,246,474 shares of common stock.

On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 21, 2004. The note is secured by substantially all of BSI's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,321 in connection with the issuance of the note. The Company has reserved and placed into escrow 3.0 million shares of its common stock as an estimation of the shares necessary to repay the loan. Cornell Capital subsequently converted this note into 3,418,210 shares of common stock.

On June 8, 2004, BSI received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell Capital Partners. The note is due on September 20, 2004. The note is secured by substantially all of BSI's non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $29,792 in connection with the issuance of the note.

On June 18, 2004, BSI received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on October 18, 2004. The note is secured by substantially all of BSI's non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $18,065 in connection with the issuance of the note.

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

We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Pursuant to our Articles of Incorporation, we are authorized to issue up to 100,000,000 shares of common stock, of which 75,252,076 are outstanding. At a recent price of $0.10 per share, we would be required to issue at $0.099 (99% of $0.10), 151,515,152 shares of common stock in order to fully utilize the $15.0 million available. At our current stock price, we would be required to authorize and register additional shares of our common stock to fully utilize the amount available under the Equity Line of Credit. At our current price of $0.10, we would need to authorize approximately 55,000,000 additional shares to fully utilize the Equity Line of Credit. We would have to receive the affirmative vote of a majority of our outstanding shares to approve any increase in authorized shares. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.


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


ITEM 3   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004 (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.


                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1    LEGAL PROCEEDINGS.

The Company currently has a claim against it by a consultant over consideration with regard to a finder's fee for potential equity financing for Knowledge Foundations, Inc. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of June 30, 2004 and therefore has not accrued any liability in the accompanying financial statements.

ITEM 2    CHANGES IN SECURITIES.

During the period January 1, 2004 to June 30, 2004 the Company issued the following unregistered securities:

None.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.


ITEM 5   OTHER EVENTS.

None


ITEM 6   EXHIBITS AND REPORTS ON 8-K.

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


Dated: August 13, 2004              By:    /s/  Jack Harper
                                        ----------------------------------
                                        Jack Harper
                                        President and Chief Executive Officer