Form 10QSB
period 2004-09-30
BSI2000 INC
filed 2004-11-17
CIK 1099780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                           Commission File No. 0-28287

                                  BSI2000, INC.
         --------------------------------------------------------------
        (Exact name of small business issued as specified in its charter)

                  DELAWARE                              84-0418749
        ------------------------------            --------------------
        (State or Other Jurisdiction                (I.R.S. Employer
        of Incorporation)                          Identification No.)



              12600 W. COLFAX AVE., SUITE B410, LAKEWOOD, CO 80215
     -----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                   Yes [X]                              No [ ]

State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: AS OF SEPTEMBER 30, 2004, THERE WERE 82,822,537 OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, $0.001 PAR VALUE.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                  BSI2000, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------


PART I. - FINANCIAL INFORMATION
    ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.......................3
         Balance Sheets .......................................................4
         Statements of Operations .............................................5
         Statements of Cash Flows .............................................6
         Statement of Changes in Stockholders' Deficit ........................7
         Notes to Financial Statements.........................................8
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........14
    ITEM 3.  CONTROLS AND PROCEDURES..........................................20

PART II. - OTHER INFORMATION
    ITEM 1.  LEGAL PROCEEDINGS................................................21
    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................21
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................22
    ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...............22
    ITEM 5.  OTHER INFORMATION................................................22
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................22

SIGNATURE PAGE

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS


                                  BSI2000, INC.
                        CONSOLIDATED FINANCIAL STATEMENT
        ----------------------------------------------------------------

                            AS OF SEPTEMBER 30, 2004


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


PAGE        4       CONSOLIDATED BALANCE

PAGE        5       CONSOLIDATED STATEMENTS OF OPERATIONS

PAGE        6       CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGE        7       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

PAGES      8-13     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,    December 31,
                                                                        2004             2003
                                                                     (unaudited)
                                     ASSETS
--------------------------------------------------------------------------------------------------
Current assets
   Cash and cash equivalents                                     $          1,831 $        125,550
   Inventories                                                             56,506           35,361
   Other current assets                                                     1,877               -
                                                                 ---------------- ----------------
       Total current assets                                                60,214          160,911
                                                                 ---------------- ----------------

Non-current assets
   Property and equipment, net                                             46,010           52,320
   Intangible assets                                                      181,110           62,583
   Other long-term assets                                                   4,232            4,232
                                                                 ---------------- ----------------
       Total non-current assets                                           231,352          119,135
                                                                 ---------------- ----------------

Total assets                                                     $        291,566 $        280,046
                                                                 ================ ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                              $        255,380 $        196,137
   Accrued liabilities                                                     30,570           25,798

   Deferred revenue                                                        21,177               -
   Convertible notes payable, current portion                             247,381          686,395
                                                                 ---------------- ----------------
       Total current liabilities                                          554,508          908,330
                                                                 ---------------- ----------------


Convertible notes payable, less current portion                                -           180,548
                                                                 ---------------------------------

Commitments and contingencies

Stockholders' equity (deficit)
   Preferred stock, $.001 par value, 20,000,000 shares
   authorized, no shares issued and outstanding                                -                -
   Common stock, $.001 par value, 200,000,000 shares
   authorized, 82,822,537 and 53,951,727 shares issued
   and outstanding                                                         82,823           53,952
   Additional paid-in capital                                           6,466,265        4,417,505
   Accumulated deficit                                                (6,812,030)      (5,280,289)
                                                                 ---------------- ----------------
       Total stockholders' deficit                                      (262,942)        (808,832)
                                                                 ---------------- ----------------

Total liabilities and stockholders' deficit                      $        291,566 $        280,046
                                                                 ================ ================


                       See notes to consolidated financial statements.

                                          BSI2000, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                                              For the
                                                                                            Period from
                                                                                              July 30,
                                                                                                1993
                               For the Nine Months Ended      For the Three Months Ended    (Inception)
                                     September 30,                   September 30,            through
                              ----------------------------  ------------------------------   September
                                   2004            2003           2004           2003         30, 2004
                               (unaudited)     (unaudited)    (unaudited)     (unaudited)   (unaudited)
                              ------------      ------------  ------------    -------------  -----------
Revenues                      $      4,323      $    34,290   $      1,594    $     29,290   $   100,053
                              ------------      ------------  ------------    -------------  -----------

Cost of goods sold                      -            46,475             -           46,475        67,986
                              ------------      ------------  ------------    -------------  ------------

Gross profit                         4,323          (12,185)         1,594         (17,185)       32,067
                              ------------      ------------  ------------    -------------  ------------

Operating expenses
  Selling expenses                 267,749          176,657         86,247          43,721     1,306,722
  General and
administrative                     718,951          504,145        240,389         201,213     3,303,392
  Stock-based compensation
   expense                              -                -              -               -        253,741
  Research and development         377,666          345,937        162,612          93,426     1,738,555
                              ------------      ------------  ------------    -------------  ------------
    Total operating
expenses                         1,364,366        1,026,739        489,248         338,360     6,602,410
                              ------------      ------------  ------------    -------------  ------------
Other income (expense)
  Interest expense                 (25,022)          (6,537)        (1,197)         (5,323)     (154,387)
  Interest income                      253            1,635            251             404        23,296

  Financing costs                 (146,929)          (8,619)       (46,444)         (8,619) (193,872)
  Other expense                         -                -              -               -         83,276
                              ------------      ------------  ------------    -------------  ------------
    Total other (expense)         (171,698)         (13,521)       (47,390)        (13,538)     (241,687)
                              ------------      ------------  ------------    -------------  ------------
Net loss                      $ (1,531,741)     $(1,052,445)  $   (535,044)   $   (369,083) $ (6,812,030)
                              ============      ============  ============    =============  ============
Basic and diluted weighted
 average common shares
 outstanding                    67,307,009       37,298,926     77,484,570      51,509,417    12,397,984
                              ============      ============  ============    =============  ============

Basic and diluted loss per
 common share                $      (0.023)  $       (0.03)   $     (0.007)  $       (0.01)  $     (0.55)
                             ===============    ============  ==============  =============  ============

                               See notes to consolidated financial statements.

                                        BSI2000, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

                                                                           Accumulated
                                                                             Deficit
                                                                            During the        Total
                                    Common Stock           Additional      Development    Stockholders'
                               ------------------------                                       Equity
                                Shares        Amount     Paid-in Capital      Stage         (Deficit)
                               ----------    ----------  ---------------   -------------  -------------
Balance - December 31, 2003    53,951,727    $   53,952    $4,417,505       $(5,280,289)    $ (808,832)
Stock issued for debt
conversion                     27,880,711        27,881     2,002,250               -        2,030,131

Stock issued for cash             990,099           990        46,510               -           47,500
Net loss                               -             -             -        (1,531,741)     (1,531,741)
                               ----------    ----------    ----------       ----------      ----------

Balance - September 30,
2004                           82,822,537    $   82,823    $6,466,265       $(6,812,030)    $ (262,942)
                               ==========    ==========    ==========       ===========     ==========

                               See notes to consolidated financial statements.

                                        BSI2000, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                                                         For the Period
                                                                                          from July 30,
                                                                                              1993
                                                                                           (Inception)
                                                       Nine Months Ended September 30,       through
                                                       -------------------------------    September 30,
                                                            2004             2003             2004
                                                        (unaudited)       (unaudited)      (unaudited)
Cash flows from operating activities
  Net loss                                             $ (1,531,741)     $ (1,052,445)    $ (6,812,030)
                                                       -------------     -------------    -------------
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation expense                                     14,445            21,195          118,606
    Gain on forgiveness of debt                                  -                 -           (65,485)
    Stock based compensation                                     -                 -           253,741
    Changes in assets and liabilities

          Accounts receivable                                    -            (27,570)
      Inventories                                           (21,145)          (29,058)         (56,506)
      Other current assets                                   (1,877)          (47,824)          (1,877)
      Other long-term assets                                     -            (22,603)          (4,232)
      Deferred revenue                                       21,177                -            21,177
      Accounts payable                                       59,243            53,189          309,443
      Accrued liabilities                                     4,772            (4,094)          84,119
                                                       -------------      -------------    ------------
                                                             76,615           (56,765)         658,986
                                                       -------------      -------------    ------------
        Net cash used in operating activities            (1,455,126)       (1,109,210)      (6,153,044)
                                                       -------------      -------------    ------------

Cash flows from investing activities
  Redemption of certificates of deposit                          -                 -            35,000
  Purchase of certificate of deposit                             -                 -           (35,000)
  Purchase of fixed assets                                   (8,135)           (9,935)        (116,262)
  Patent application                                       (118,527)               -          (181,110)
                                                       -------------      -------------    ------------
        Net cash used in investing activities              (126,662)           (9,935)        (297,372)
                                                       -------------      -------------    ------------

Cash flows from financing activities
  Proceeds from issuance of common stock                     47,500           349,500        3,324,341
  Repayment on long-term debt                                    -                 -           (81,516)
  Proceeds from long-term debt                                   -            250,000          919,500
   Net proceeds from convertible notes payable            1,410,569           500,000        2,327,512
  Repayment on capital lease obligations                         -                 -           (37,590)
                                                       ------------      ------------     ------------
        Net cash provided by financing activities         1,458,069         1,099,500        6,452,247
                                                       ------------      ------------     ------------

Net (decrease) increase in cash and cash equivalents       (123,719)          (19,645)           1,831

Cash and cash equivalents - beginning of period             125,550           228,617               -
                                                       ------------      ------------     -----------

Cash and cash equivalents - end of period              $      1,831      $    208,972     $      1,831
                                                       ============      ============     ============
                                                                         (Continued on following page)

                       See notes to consolidated financial statements.

                                        BSI2000, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


(Continued from previous page)

Supplemental disclosure of cash flow information:

     The Company did not pay cash for interest expense or income taxes during the year ended December 31, 2003 or during the nine-month period ended September 30, 2004. Cash paid for interest expense from Inception (July 30,
     1993) through September 30, 2004 was $68,164.

Supplemental disclosure of non-cash activity:

     During the nine months ended September 30, 2004, the Company converted $2,030,131 of notes payable and accrued interest into 27,880,711 shares of common stock.

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

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BSI2000, Inc. was formed on July 30, 1993 and is a value-added reseller ("VAR") of LaserCard's(R) optical cards and optical card readers. As a VAR, BSI2000, Inc. develops proprietary hardware and software adapting LaserCard's(R) optical card technology for specific applications. BSI2000 Inc.'s products are designed as turnkey solutions for identified commercial and governmental card-based information needs.

BSI2000, Inc. is a development stage company that has not had any significant revenue since inception. There is no assurance that the Company will generate significant revenue or earn a profit in the future.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of BSI2000, Inc. and its subsidiary, BSI Operating, Inc. (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories
-----------

Inventories consist of raw materials and are stated at the lower of cost or market, determined using the first-in, first-out method ("FIFO").

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
-------------------

The Company recognizes revenue in compliance with SAB 104, "Revenue Recognition in Financial Statements." Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through September 30, 2004, revenues earned represented sales to distributors of demonstration units of the Company's products.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced losses since inception (July 30, 1993) through September 30, 2004 of $6,812,030. The Company has negative working capital of $494,294 and stockholder's deficit of $262,942 as of September 30, 2004 and used cash of $1,455,126 in its nine months 2004 operations.

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

On October 31, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP ("Cornell"). Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $15 million (Note 4).

On October 8, 2004 the company issued a $1,250,000 convertible debenture to Cornell Capital Partners, LP (Note 6).

The Company expects that the capital raised in the transactions described above will be sufficient to fund the Company's activities until positive operating cash flow is achieved.

NOTE 3 - REVERSE ACQUISITION
----------------------------

On March 31, 2003, the reverse triangular merger between the Company and Knowledge Foundations, Inc. closed. As a result of the closing BSI2000, Inc. became a 100% owned subsidiary of Knowledge Foundations, Inc. Also as result of the closing Knowledge Foundations, Inc.'s name changed to BSI2000, Inc. ("new BSI") and BSI2000, Inc.'s name changed to BSI Operating, Inc. ("old BSI").

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

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - REVERSE ACQUISITION (CONTINUED)
----------------------------------------

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

Convertible notes payable consist of the following at September 30, 2004:

Secured promissory note issued to Cornell, due on October 18, 2004 and secured by substantially all of Company's non-cash assets. The note bears interest at 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $17,750, of
which $2,619 is unamortized at September 30, 2004.               $     250,000
Fees and discounts                                                      (2,619)
                                                                  -------------
                                                                       247,381
Less current portion                                                  (247,381)
                                                                  -------------

                                                                 $          -
                                                                   ============

NOTE 5-SHAREHOLDERS' EQUITY
---------------------------

On September 13, 2004, the Company issued 990,019 shares of common stock under the Equity Line of Credit Agreement to Cornell Capital for $50,000 cash. Costs associated with this transaction were $2,500.

During September 2004, the Board of Directors approved an amendment of the articles of incorporation to increase the authorized number of common shares from 100,000,000 to 200,000,000.

                                  BSI2000, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

Subsequent to September 30, 2004, the Company converted outstanding debt and accrued interest of $259,181 into 4,285,831 shares of common stock of the Company.

On October 8, 2004, the Company issued a 5% convertible debenture in the amount of $1,250,000 to Cornell Capital Partners, LP ("Cornell") that is due September 8, 2007. The debenture is convertible into the Company's common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (September 7, 2004) or 80% of the average of the three (3) lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of the Company's common stock for the five (5) trading days immediately preceding the conversion date (date on which the Company receives a notice of conversion from Cornell). The debenture will automatically convert into the Company's common stock on the third anniversary of issuance. The Company has the right to redeem the debenture with three (3) days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture.

The Company received $500,000 on October 7, 2004, less a 10% fee of $50,000 and $10,000 for legal costs. The Company will receive $500,000 (net of 10% fee) upon the filing of a registration statement with the Securities and Exchange Commission, and $250,000 (net of 10% fee) upon effectiveness of the registration statement. The Company is required to file the registration statement within 30 days of closing, and shall use its best efforts to ensure that such registration statement is effective within 90 days of closing. In the event that the registration statement is not declared effective within 90 days, the Company shall pay to Cornell a cash amount within three (3) business days of the end of the month equal to 2% per month of the liquidation value of the debenture outstanding as liquidated damages.

In the event that the Company exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell shall receive for every $100,000 invested a warrant to purchase 50,000 shares of the Company's common stock. The warrant will have "piggy-back" registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING, AMONG OTHER THINGS, (A) THE COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) THE COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (D) THE COMPANY'S FUTURE FINANCING PLANS, (E) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL, (F) THE COMPANY'S LACK OF OPERATIONAL EXPERIENCE, AND (G) THE BENEFITS RELATED TO OWNERSHIP OF THE COMPANY'S COMMON STOCK. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE THE COMPANY'S FUTURE PLANS, STRATEGIES, AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "BELIEVE," "INTEND," OR "PROJECT" OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THIS INFORMATION MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THE FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY BE FOUND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" AS WELL AS IN THIS FILING GENERALLY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION THE MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR AS PROJECTED. READERS ARE FURTHER CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS AS THEY SPEAK ONLY OF THE COMPANY'S VIEWS AS OF THE DATE THE STATEMENT WAS MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced losses since inception. The extended period over which losses have been experienced is principally attributable to two factors, lack of capital and the type of potential customers. Lack of capital has prevented the Company from quickly developing and aggressively marketing its products. In addition, most of the Company's potential customers are large corporations or governments. Adopting the Company's products will in many cases require changing the way business is done. These circumstances can result in two years or more elapsing from initial sales contact to delivery of product. In order to fund activities until positive operating cash flow is achieved, management recognizes that the Company must generate revenue from its operations and must raise capital from the sale of its securities. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

CRITICAL ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of BSI2000, Inc. and its subsidiary, BSI Operating, Inc. (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

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

      INVENTORIES

Inventories consist of raw materials and are stated at the lower of cost or market, determined using the first-in, first-out method ("FIFO").

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

      REVENUE RECOGNITION

The Company recognizes revenue in compliance with SAB 104, "Revenue Recognition in Financial Statements." Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through September 30, 2004, revenues earned represented sales to distributors of demonstration units of the Company's products.

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

RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2003

OVERALL RESULTS OF OPERATIONS

For the three months ended September 30, 2004, we incurred an overall loss of ($535,044) or ($.007) per share, which was a material increase from the loss of ($369,083) or ($0.01) per share for the comparable period in the prior year.

REVENUE

We had revenues of $1,594 during the three months ended September 30, 2004 as compared to $29,290 for the comparable period in the prior year. 2004 revenues represent revenue from distribution rights sold during the second quarter of 2004, which are being recognized ratably over the four-year term of the underlying agreement. 2003 revenues represent the sale of a pilot unit to The INS.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2004, were $489,248 and represent an increase of $150,888 or a 45% increase in operating expenses of $338,360 for the comparative period ended September 30, 2003.

The largest component of operating expenses for the periods ended September 30, 2004 and 2003 related to general and administrative expenses. For the period ended September 30, 2004, general and administrative expense were $240,389, an increase of $39,176 or nearly a 19% increase in general and administrative expenses of $201,213 for the comparative period ended September 30, 2003. This increase is attributable to salary expense of $20,053, contracted services in the amount of $47,601, a decrease of $42,506 for legal fees, and an increase in shareholder relations costs of $13,468. The salary increase is due to the addition of another employee as well as salary increases. The increase in contracted services is due to the addition of accounting, public relations and shareholder relations consultants. Shareholder relations costs increased due to a special shareholders meeting that was held during September 2004.

The Company further had selling expenses for the three months ended September 30, 2004 of $86,247, as compared to $43,721 for the period ended September 30, 2003. The increase in selling expenses is attributable to salary expense of $7,733, an increase in consulting fees of $5,980, travel and entertainment expenses of $20,472 and an increase in advertising and tradeshow expenses in the amount of $2,735. The increase in selling costs is attributable to increased sales and marketing efforts.

The Company also had research and development expenses of $162,612 for the quarter ended September 30, 2004, as compared to $93,426 for the period ended September 30, 2003, an increase of $69,186. This increase is attributable to salary expense of $9,160, an increase in consulting fees of $52,530, along with an increase of $10,234 for R&D components. Travel and entertainment decreased $4,452. The cost increase is attributable to the ongoing development, testing and certification of the company's products.

OTHER EXPENSES

As to the other income and expenses, the Company had net interest expenses of $946 for the quarter ended September 30, 2004, as compared to net interest expense, of $4,919, for the comparative period ended September 30, 2003. The Company also had financing costs of $46,444 for the three months period ended September 30, 2004, as compared to $8,619 for the comparable period in 2003. The financing costs are related to the equity line of credit placed with Cornell Capital.

      RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2003

OVERALL RESULTS OF OPERATIONS

For the nine months ended September 30, 2004, we incurred an overall loss of ($1,531,741) or ($.023) per share, which was a material increase from the loss of ($1,052,445) or ($0.03) per share for the comparable period in the prior year.

REVENUE

We had revenues of $4,323 during the nine months ended September 30, 2004 as compared $34,290 for the comparable period in the prior year. 2004 revenues represent revenue from distribution rights sold during the first six months of 2004, which are being recognized ratably over the four-year term of the underlying agreement. 2003 revenue represent sales of pilot units to the Immigration and Naturalization Service.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2004, were $1,364,366 and represent an increase of $337,627 or a 33% increase in operating expenses of $1,026,739 for the comparative period ended September 30, 2003.

The largest component of operating expenses for the periods ended September 30, 2004 and 2003 related to general and administrative expenses. For the period ended September 30, 2004, general and administrative expense were $718,951, an increase of $214,806 or nearly a 43% increase in general and administrative expenses of $504,145 for the comparative period ended September 30, 2003. This increase is attributable to salary expense of $88,998, contracted services in the amount of $155,674, $20,698 for employee benefits, a $23,651 decrease in legal fees, office expenses of $13,307 and a decrease in merger costs of $43,325. The salary increase is due to a bonus payment to an officer of the company and the addition of another employee. The increase in contracted services is due to the addition of accounting, public relations and shareholder relations consultants.

The Company further had selling expenses for the nine months ended September 30, 2004 of $267,749, as compared to $176,657 for the period ended September 30, 2003. The increase in selling expenses is attributable to salary expense of $20,528, a decrease in consulting fees of $26,850, travel and entertainment expenses of $66,688 and advertising and tradeshow expenses in the amount of $11,244. The increase in selling costs is attributable to increased sales and marketing efforts.

The Company also had research and development expenses of $377,666 for the nine months ended September 30, 2004, as compared to $345,937 for the period ended September 30, 2003, an increase of $31,729. This increase is attributable to a decrease in salary expense of $10,849, an increase in consulting fees of $26,850, an increase of $18,520 for R&D components, and a decrease in travel and entertainment of $4,459. The cost increase is attributable to the ongoing development, testing and certification of the company's products.

OTHER EXPENSES

As to the other income and expenses, the Company had net interest expenses of $24,769 for the nine months ended September 30, 2004, as compared to net interest expense of $4,902 for the comparative period ended September 30, 2003. This increase is attributable to the Equity Line of Credit with Cornell Capital Partners, LP that was placed during the fourth quarter of 2003. The Company also had financing costs of $146,929 for the nine months period ended September 30, 2004 as compared to 8,619 for the comparable period in 2003 again related to the equity line of credit placed with Cornell Capital.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash of $1,831 and current liabilities of $554,508. We do not have sufficient cash or other current assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003, 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern.

On July 7, 2003, the Company sold $250,000 convertible debentures to Cornell Capital Partners. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Cornell Capital Partners has converted these convertible debentures into 3,400,183 shares of common stock.

On October 31, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, the Company will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,875,000 shares of the Company's common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4.0% of each advance. In addition, the Company entered into a Placement Agent Agreement with Newbridge Securities Corporation., a registered broker-dealer. Pursuant to the Placement Agent Agreement, the Company paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on the Company's stock price on July 7, 2003, the date the Company agreed to engage the placement agent.

On September 16, 2003, the Company received the net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell Capital Partners. The note is due on the earlier of 90 days from the date thereof or 60 days after the Company's registration statement on Form SB-2 is declared effective by the Securities and Exchange Commission. The note is secured by substantially all of the Company's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell Capital Partners, LP as additional consideration in the transaction. Cornell Capital Partners has converted this debt into 4,776,988 shares of common stock of the Company and $19,890 of accrued interest related to this debt into 211,734 shares of common stock

On December 19, 2003, the Company received net proceeds of $170,917 from a $200,000 secured promissory note issued to Cornell Capital Partners. The note was due on the earlier of 90 days from the date thereof or 60 days after the Company's registration statement on Form SB-2 is declared effective by the Securities and Exchange Commission (December 9, 2003). The note is secured by substantially all of the Company's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $29,083 in connection with the issuance of the note. The Company has reserved and placed into escrow 3.9 million shares of its common stock as an estimation of the shares necessary to repay the loan. Cornell Capital Partners subsequently converted this debt into 2,496,878 shares of common stock.

On February 4, 2004, the Company received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on May 12, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $26,441 in connection with the issuance of the note. Subsequently, Cornell Capital Partners converted this note into 4,140,867 shares of common stock.

On March 3, 2004, the Company received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 23, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears interest of 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $20,476 in connection with the issuance of the note. Cornell Capital Partners subsequently converted this note into 3,246,474 shares of common stock.

On April 14, 2004, the Company received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 21, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $20,321 in connection with the issuance of the note. The Company has reserved and placed into escrow 3.0 million shares of its common stock as an estimation of the shares necessary to repay the loan. Cornell Capital Partners subsequently converted this note and accrued interest into 3,418,210 shares of common stock.

On June 8, 2004, the Company received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell Capital Partners. The note is due on September 20, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $29,792 in connection with the issuance of the note. Cornell Capital Partners subsequently converted this note and accrued interest into 6,580,362 shares of common stock.

On June 18, 2004, the Company received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on October 18, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $18,065 in connection with the issuance of the note. Cornell Capital Partners subsequently converted this note and accrued interest into 4,285,831 shares of common stock.

On September  13, 2004,  the Company  issued  990,019  shares of common stock to
Cornell  Capital   Partners  for  $50,000  cash.   Costs  associated  with  this
transaction were $2,500.

On October 7, 2004, the Company received $500,000 less a 10% fee of $50,000 and $10,000 for legal costs. The Company will receive $500,000 (net of 10% fee) upon the filing of a registration statement with the Securities and Exchange Commission, and $250,000 (net of 10% fee) upon effectiveness of the registration statement. The Company is required to file the registration statement within 30 days of closing, and shall use its best efforts to ensure that such registration statement is effective within 90 days of closing. In the event that the registration statement is not declared effective within 90 days, the Company shall pay to Cornell a cash amount within three (3) business days of the end of the month equal to 2% per month of the liquidation value of the debenture outstanding as liquidated damages.

On October 8, 2004, the Company issued a 5% convertible debenture in the amount of $1,250,000 to Cornell Capital Partners that is due September 8, 2007. The debenture is convertible into the Company's common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (September 7, 2004) or 80% of the average of the three (3) lowest daily Volume Weighted Average Price, as reported by Bloomberg, LP, of the Company's common stock for the five (5) trading days immediately preceding the conversion date (date on which the Company receives a notice of conversion from Cornell). The debenture will automatically convert into the Company's common stock on the third anniversary of issuance. The Company has the right to redeem the debenture with three (3) days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture.

In the event that the company exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of the Company's common stock. The warrant will have "piggy-back" registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

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

We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Pursuant to our Articles of Incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which 87,108,368 are outstanding. At a recent price of $0.06 per share, we would be required to issue at $0.0594 (99% of $0.06), 252,525,252 shares of common stock in order to fully utilize the $15.0 million available. At our current stock price, we would be required to authorize and register additional shares of our common stock to fully utilize the amount available under the Equity Line of Credit. At our current price of $0.06, we would need to authorize approximately 55,000,000 additional shares to fully utilize the remaining funds available under the Equity Line of Credit. We would have to receive the affirmative vote of a majority of our outstanding shares to approve any increase in authorized shares. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

PLAN OF OPERATIONS

The Company continues to rely on funding by Cornell Capital Partners while it pursues potential sales of its Employee Tracking System and Access Control and Site Security products to commercial customers located in the United States, Middle East, South Africa, and Germany.

If a contract is awarded, the Company anticipates that it will need to increase the size of its staff to approximately 15 to 25 employees and consultants (we currently have eight full-time employees and three consultants) and will need to establish and enhance its production capabilities. We expect that these activities will require additional financing.

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

ITEM 3     CONTROLS AND PROCEDURES

           (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2004 (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

           (b)  CHANGES IN INTERNAL CONTROLS.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                     PART I

                                OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

The Company currently has a claim against it by a consultant over consideration with regard to a finder's fee for potential equity financing for Knowledge Foundations, Inc. The Company believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable as of September 30, 2004 and therefore has not accrued any liability in the accompanying financial statements.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period January 1, 2004 to September 30, 2004 the Company issued the following unregistered securities:

On February 4, 2004, the Company received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on May 12, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $26,441 in connection with the issuance of the note. Subsequently, Cornell Capital Partners converted this note into 4,140,867 shares of common stock.

On March 3, 2004, the Company received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 23, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears interest of 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $20,476 in connection with the issuance of the note. Cornell Capital Partners subsequently converted this note into 3,246,474 shares of common stock.

On April 14, 2004, the Company received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 21, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $20,321 in connection with the issuance of the note. The Company has reserved and placed into escrow 3.0 million shares of its common stock as an estimation of the shares necessary to repay the loan. Cornell Capital Partners subsequently converted this note and accrued interest into 3,418,210 shares of common stock.

On June 8, 2004, the Company received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell Capital Partners. The note is due on September 20, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $29,792 in connection with the issuance of the note. Cornell Capital Partners subsequently converted this note and accrued interest into 6,580,362 shares of common stock.

On June 18, 2004, the Company received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on October 18, 2004. The note is secured by substantially all of the Company's non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. The Company paid cash fees of $18,065 in connection with the issuance of the note. Cornell Capital Partners subsequently converted this note and accrued interest into 4,285,831 shares of common stock.

On September  13, 2004,  the Company  issued  990,019  shares of common stock to
Cornell  Capital   Partners  for  $50,000  cash.   Costs  associated  with  this
transaction were $2,500.

On October 7, 2004, the Company received $500,000 less a 10% fee of $50,000 and $10,000 for legal costs. The Company will receive $500,000 (net of 10% fee) upon the filing of a registration statement with the Securities and Exchange Commission, and $250,000 (net of 10% fee) upon effectiveness of the registration statement. The Company is required to file the registration statement within 30 days of closing, and shall use its best efforts to ensure that such registration statement is effective within 90 days of closing. In the event that the registration statement is not declared effective within 90 days, the Company shall pay to Cornell a cash amount within three (3) business days of the end of the month equal to 2% per month of the liquidation value of the debenture outstanding as liquidated damages.

On October 8, 2004, the Company issued a 5% convertible debenture in the amount of $1,250,000 to Cornell Capital Partners that is due September 8, 2007. The debenture is convertible into the Company's common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (September 7, 2004) or 80% of the average of the three (3) lowest daily Volume Weighted Average Price, as reported by Bloomberg, LP, of the Company's common stock for the five (5) trading days immediately preceding the conversion date (date on which the Company receives a notice of conversion from Cornell). The debenture will automatically convert into the Company's common stock on the third anniversary of issuance. The Company has the right to redeem the debenture with three (3) days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture.

In the event that the company exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of the Company's common stock. The warrant will have "piggy-back" registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The Company held a special shareholders meeting on September 22, 2004. At the meeting, the shareholders elected three directors, and approved an amendment to the Company's Certificate of Incorporation to increase the authorized common stock of the Company to 200,000,000 shares.

ITEM 5   OTHER EVENTS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS PURSUANT TO REGULATION S-K:

   DESIGNATION OF
EXHIBIT AS SET FORTH
   IN ITEM 601 OF
   REGULATION S-B              DESCRIPTION                              LOCATION
--------------------  -------------------------------------   ------------------
                      Certification by Chief Executive         Provided herewith
                      Officer and Principal Accounting
31.1                  Officer pursuant to 15 U.S.C. Section
                      7241, as adopted pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002.

                      Certification by Chief Executive         Provided herewith
                      Officer and Principal Accounting
32.1                  Officer pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

         b.   REPORTS ON FORM 8-K:

              None

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 2004                By:  /s/  Jack Harper
                                             ---------------------------------
                                             Jack Harper
                                             President, Chief Executive Officer,
                                             and Principal Accounting Officer

                                  EXHIBIT 31.1

                              OFFICER'S CERTIFICATE
             PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002*

      I,  Jack  Harper,  President,   Chief  Executive  Officer,  and  Principal
Accounting Officer, certify that:

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

      4.  The registrant's other certifying   officers  and  I  are  responsible
for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b)   evaluated the  effectiveness  of  the  registrant's   disclosure
      controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2004                       By:  /s/ Jack Harper
                                           -------------------------------------
                                             Jack Harper, President, Chief
                                             Executive Officer, and Principal
                                             Accounting Officer


*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                                  EXHIBIT 32.1

                     CERTIFICATION OF DISCLOSURE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of BSI2000, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Jack Harper, President, Chief Executive Officer, and Principal Accounting Officer of the Company, certify, pursuant to 18 USC section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

      (1) I am the certifying Officer and I have reviewed the report being filed;

      (2) Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      (3) Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer, as of, and for, the periods presented in the report.

      (4) I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of this section) for the issuer and have:

           i. Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made know to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

           ii. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

           iii. Presented   in   the   report   their   conclusions   about  the
      effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

      (5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the Board of Directors (or persons fulfilling the equivalent function);

           i. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

           ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      (6) I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant efficiencies and material weaknesses.

November 13, 2004                       By:  /s/ Jack Harper
                                           ------------------------------------
                                             Jack Harper, President, Chief
                                             Executive Officer, and Principal
                                             Accounting Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to BSI2000, Inc. and will be retained by BSI2000, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.