Form 10KSB
period 2004-12-31
BSI2000 INC
filed 2005-04-15
CIK 1099780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: for the fiscal year ended December 31, 2004

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ____________

Commission File Number 0-28287
_________________

BSI2000, INC.
(Exact Name of Small Business Issuer in its charter)

Delaware	88-0418749
(State of Incorporation)	(I.R.S. Employer Identification No.)

12600 West Colfax Ave. Suite B410
Lakewood, Colorado	80215
(Address of Principal Executive Offices)	(Zip Code)

(303) 231-9095
(Issuer’s Telephone Number)

Securities Registered Under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value

Securities Registered Under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended December 31, 2004 were: $5,918

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was: $3,970,926 on March 11, 2005.

There were 99,273,157 shares of the Issuer’s common stock outstanding on March 11, 2005.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

BSI2000, INC.
FISCAL YEAR 2004 FORM 10-KSB ANNUAL REPORT
INDEX

PART I		1
	Item 1. Description Of Business.	1
	Item 2. Description Of Property.	6
	Item 3. Legal Proceedings.	6
	Item 4. Submission Of Matters To Vote Of Security Holders.	7
PART II		8
Item 5.	Market For Common Equity And Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.	8
Item 6.	Management’s Discussion And Analysis Or Plan Of Operation.	15
Item 7.	Financial Statements.	28
Item 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.	28
Item 8A.	Controls And Procedures.	28
Item 8B.	Other Information.	28
PART III		29
Item 9.	Directors And Executive Officers Of The Registrant.	29
Item 10.	Executive Compensation.	30
Item 11.	Security Ownership Of Certain Beneficial Owners And Management.	32
Item 12.	Certain Relationships And Related Transactions.	33
Item 13.	Exhibits And Reports On Form 8-K.	34
Item 14.	Principal Accountant Fees And Services.	37
SIGNATURES		38
EXHIBIT 14.1		27
EXHIBIT 31.1		32
EXHIBIT 32.1		33
AUDITED CONSOLIDATED FINANCIAL STATEMENTS		F-1

i

PART I

Item 1.  Description Of Business.

Formation

On March 31, 2003, Knowledge Foundations, Inc. (“KFI”), now known as BSI2000, Inc., closed its reverse triangular merger with BSI2000, Inc., a privately held Colorado corporation. Immediately prior to the closing, KFI spun-off all of its assets and liabilities  (except for a $50,000 note payable and related accrued interest of $6,825) to Dr. Richard Ballard, Jan Pettitt, Michael Dochterman, Robert A. Dietrich, Joel Vest, all of whom are directors, officers, and/or principal shareholders of KFI, and certain other KFI shareholders. In connection with this spin-off, 34,105,900 shares of the common stock of KFI surrendered by the foregoing parties were cancelled. After this spin-off, 5,027,818 shares of KFI remained outstanding.

In closing the reverse merger transaction, KFI issued 45,122,570 shares of its common stock for all of the outstanding shares of common stock of BSI2000, Inc. Immediately following the closing, KFI changed its name to BSI2000, Inc. and BSI2000, Inc., a wholly-owned subsidiary of KFI as a result of the merger, changed its name to BSI Operating, Inc.

As a result of the foregoing transactions, KFI divested itself of its business and acquired the business of BSI2000, Inc. For financial reporting purposes, the foregoing transactions have been accounted for as a recapitalization of BSI2000, Inc. Accordingly the net increase in the BSI2000, Inc. outstanding shares of 41,363,488 shares (from 8,786,900 to 50,150,388 shares of common stock) has been reflected in the financial statements as shares issued in the recapitalization of BSI2000, Inc.

As a result of the accounting method adopted to record the merger, the historical financial statements of BSI2000, Inc. have become the historical financial statements of the continuing entity for financial reporting purposes. The historical financial statements of KFI are not presented herein.

Business

BSI2000, Inc. was incorporated under the name Unified Data Link, Incorporated in July 1993, and changed its name to Bank Systems 2000, Inc. in April 1995. The company changed its name to BSI2000, Inc. (“BSI”) on May 19, 1995. BSI has a contract to buy optical cards, card reader heads, and software from LaserCard Systems Corporation, a division of Drexler Technology under a value-added reseller volume pricing agreement. See “CURRENT Contracts-LaserCard Systems” below. BSI develops and markets proprietary applications of optical card technology, using the LaserCard® products.

BSI’s management believes that government agencies and companies in many industries have interest in developing new identification systems and end-user data management techniques that integrate carried data that can be updated onsite. For example, BSI management has presented the BSI technology to the U.S. Department of Homeland Security, the new Transportation Security Administration, the U.S. Maritime Administration, the U.S. Coast Guard, several port authorities, and others that have expressed interest. The U.S. Immigration and Naturalization Service (the “INS”) purchased a pilot unit from BSI in 2003; however, no other entities, including the foregoing, have purchased product from BSI as of the date hereof. BSI management has also presented its technology to commercial companies resulting in teaming and strategic alliance agreements with several such companies.

BSI has developed technology that integrates special hardware and proprietary, patent-pending software, to provide turnkey optical card systems for the national identification and other card markets. BSI develops software applications for commercial and government customers. We expect to sell secure encrypted optical cards for distribution to customers’ end-users (e.g., employees, patients, immigrants, etc.), as well as reading/writing transaction processing units that confirm the card carrier’s identity with biometrics and allow updating of the information on the card, as well as providing a complete audit trail of the use of the card. Each optical card system is developed specifically for the customer’s needs. Categories of development for prospective customers include government agencies, industrial companies, and healthcare providers.

The cards are designed to securely store identification data (i.e., name, address, photograph, fingerprint, etc.), and other information desired by the customer (e.g., pension or health and medical data, police records, or border crossing and employment dates) in an updateable digital form. We believe that optical cards are essential due to their extreme high data capacity (equivalent to 1,500 typewritten pages); reliability and high security; their ability to have data partitioned to separate physical secure areas on the card; and ease of use and updating.

The plastic cards, which are about the same size as credit cards, are produced by the end-user to a customer employee at a transaction station (e.g., in a hospital, at a border crossing, etc.). The cards are first “read” at the station: user identification is visually confirmed by display of a color photograph (stored in the card) on the monitor, and digitally confirmed by comparing the user’s fingerprint (also stored in the card) to the optical reading of the user’s finger print at the transaction station. Then, the transaction station reads extensive data from the card, and new information can be added with a computer keyboard. The units run on AC current and are about the size of a shoebox. In contrast to “smart card” systems in which the card reader usually runs off a personal computer, all the optical card unit’s computing power is contained in the unit; the unit cannot be used for any other purpose, and usually is much easier to operate than smart card systems, which require a reader unit and a personal computer (not just the keyboard). Also, the card data is personal to the carrier. The transaction station manager cannot store or copy the card identification or any other data because the system is inherently offline (i.e., no online communications with a personal or main frame computer are needed to access the card).

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

Civilitas 2000 Government Id. The Civilitas (the Latin word for citizen) card is for government issue, to record identification data, and allows up to 16 separate government programs to be tracked and monitored on a single card, including border crossings, medical records, social pension eligibility and cash transfers, medical records, police records, etc. Each partition has its own crypto key. Border crossings also may be monitored and flagged by advanced heuristic software techniques to automatically flag suspicious events for closer inspection by personnel. Six units of a slightly modified version of Civilitas 2000 (the modified version is named SIGABA 2000) were sold to the INS in 2003.

Technical Information. BSI’s systems use the optical cards to provide automatic fingerprint and signature verification, and photographic confirmation, to prevent card use by unauthorized persons. The data is safe and secure, in contrast to smart chip cards, which can be unstable due to static electricity and magnetic fields such as used in airport security.

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

The large card capacity means that if the end-user wishes, almost all sensitive information (such as digital fingerprints) can reside only on the card and not in a central database, an important feature to gain citizen acceptance of identification cards.

BSI’s systems all use a specific variation or application of the standard BSI developed transaction software and hardware protocol (named “ToolKit 2000”). The ROM-resident real-time process control software, that is embedded in the processing unit, consists of a combination of the standard BSI C/C++ coded modules from the following list: Embedded Windows NT multitasking operating system interface; optical drive interface and control; TCP/IP communications control for partially online systems; digital input/output module control; external interface control; printer formatting and control; database systems; crypto system; magnetic stripe reader control; barcode scanner control; fingerprint identification and control; signature verification and control; and components. The optical card reader head and related software is purchased from LaserCard Systems Corporation.

BSI continues to develop (and apply for patent protection covering) software in the area of strong encryption techniques and high-performance data management methods for optical card systems. BSI currently has twenty-two patent applications pending. These methods are required for secure and efficient optical card systems to be safely used in the field. Other patent applications cover the use of the technology.

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

Patents. BSI’s business model is to contract with much larger companies to develop or expand specific vertical markets for their products and sell our products through these larger companies. In this way competitors must evaluate the cost of overtaking the larger partner company, which is already dominant in the market, which BSI believes represents a significant barrier to entry. We believe that a primary value of BSI’s patents, if awarded, will be to attract larger companies to contract with BSI, and protect their market share as well as protect BSI’s technology from copying by its partners and their competitors.

BSI has applied to the U.S. Patent & Trademark Office for the following patents among others: (i) a patent covering the uses or methods of using certain technology which it has developed, including methods for entering and storing medical records by using bar codes and optical scanning to rapidly update records in less than several minutes; (ii) a patent involving a novel method of recording medical information with automatic analysis of statistical trends of the data by using card-based heuristic software techniques; (iii) a patent involving drug testing and personnel access to controlled areas (for controlling checkout of company or agency tools and equipment); and (iv) a patent involving the use of biometric data (e.g., digital fingerprint, signature and photograph) for controlling access to equipment and other assets. To date, one patent have been issued to BSI. To date, BSI has filed approximately 25 patent applications in the U.S. and one in South Africa.

Sales And Marketing, And Sources Of Revenue. BSI’s sales and marketing strategy and our plan to create sources of revenue has three primary components:

1.    Contract with a larger company that is dominant in a sector or country.

2.    Where possible, negotiate contracts to include ongoing transaction fees, which will be earned each time an optical card is used (e.g., $0.02 - $0.06 per use).

3.    Negotiate contracts to include the sale of transaction units, optical cards, replacement optical cards, and maintenance fees. We anticipate that the transaction units will be sold through the dominant companies with which we intend to associate. BSI intends to sell the systems with slim margins, because significantly more revenue can be obtained through selling the cards and through transaction fees. In the typical project, as much as 95% of the initial costs comes from the high margin cards. In some instances we may sell units at or below cost to access the revenue streams from cards and transactions. BSI intends to sell unique optical cards directly to customers, which are then distributed to end-users. The cost of optical cards is almost always the dominant initial expense for the customer. BSI’s systems require BSI-supplied cards that must be cryptologically initialized and embossed with our logo. In addition, BSI intends to sell replacement cards to customers, who are used to replacing cards (e.g., VISA cards) every two years or so. BSI buys the stock cards from LaserCard Systems Corporation. BSI also warrants the transaction units for one year, then charges for maintenance.

Current Contracts

It is important to note that BSI has not yet delivered product in any significant quantity; however, BSI received a pilot order from the INS and has also put into place various strategic teaming and alliance agreements with substantial external partner companies as follows:

L.C. Sistemia. On May 7, 2001, BSI signed a strategic alliance agreement with L.C. Sistemia (“LCS,” an Italian systems engineering and project management company with offices in Rome). Pursuant to legislation enacted in 2000 to implement a secure national identification card system, the Italian government awarded two contracts. One contract is held by Siemens A.G. to install and operate card initialization systems (i.e., issuance of secure optical cards) for ultimately up to 58,000,000 people. The second contract is held by LCS to supply the optical cards and card transaction units for use in passport offices, medical clinics, police stations, post offices, and other government offices.

Until May 7, 2011, BSI has the exclusive right to develop and market the transaction units into Italy through LCS, as required to satisfy LCS’ contract with the Italian government. LCS has agreed not to design, market or sell any other company’s optical card transaction units to the Italian government. The price for the units will be BSI’s actual direct cost plus 25%. Development costs and changes in products will be borne by BSI. BSI will be paid an additional amount equal to a 1% royalty on all amounts paid for optical cards sold into Italy by LaserCard Systems Corporation, and this royalty will be paid to BSI by LaserCard Systems Corporation. As of the date hereof, BSI has not received an initial order for transaction processing units or an estimate of the amount of the initial order or the timing thereof.

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

LaserCard Systems. BSI signed a one year agreement with LaserCard Systems Corporation on April 28, 2000, which was renewed on June 3, 2004 for a term expiring on June 4, 2005. LaserCard has the right to sell its products to other resellers and end-users. To date, BSI has bought a limited amount of products from LaserCard but will rely upon this vendor for cards and parts to satisfy orders received in the future.

Competition

BSI has two sources of competition. In our opinion, the most serious competition comes from chip cards which are plastic credit card sized cards that contain embedded computer chips. Chip cards address markets where only very small amounts of low-value data is manipulated (e.g., telephone cards). We believe that applications that require larger amounts of data manipulation (e.g., medical cards) or higher security (e.g., bank cards) are better served by optical cards with their larger memory (1,000x), greater speed (30x for writing in data), and more robust reliability (i.e., impervious to static electricity and other environmental damage). However, most consumers are familiar with chip cards but not with optical cards.

The other source of competition is tactical. BSI is aware of only one other competitor, Zerco Systems, Inc., a small company that markets embedded optical card systems of any form. BSI believes it can compete effectively against Zerco as Zerco sells to end-users (and to our knowledge, only those located in the U.S.), while BSI’s strategy is to sell to larger companies, like L.C. Sistemia, on a worldwide basis.

Manufacturing, Support And Facilities

BSI outsources hardware manufacturing to one or more contract assembly houses on a turnkey basis; the manufacturer manages all parts purchasing, inventory control, quality control, fabrication and assembly, testing, as well as burn-in operations.

Fully tested and finished hardware products will be shipped to BSI’s office in Lakewood, Colorado where the proprietary control and security software is loaded and crypto keys installed. After complete checkout, the finished software and hardware units are packaged, inventoried, and shipped to the end-user.

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

Employees

As of March 1, 2005, BSI had 11 full-time and no part-time employees, of which five are involved in software programming and support, five are involved in the marketing and deployment of product, and one is involved in BSI’s administrative and financial operations. None of BSI’s employees is represented by a labor union, and BSI has never experienced a work stoppage. BSI believe its relationship with its employees to be good. BSI’s ability to achieve its financial and operational objectives depends in large part upon BSI’s continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of BSI’s senior management and key sales and technical personnel. See the section of this report entitled “Executive Compensation.” Competition for such qualified personnel in BSI’s industry and the geographical locations of BSI’s offices is intense, particularly in software development and technical personnel.

Research & Development

BSI expended $542,635 in 2004 for R&D purposes as compared to $446,605 in 2003. This increase is attributable to R&D components of $36,753, consulting fees of $64,248 and decreases in travel and entertainment, salaries and wages and other costs totaling $4,982. These costs were expensed as incurred and increased as a result of the needs identified relating to potential markets for BSI’s products in various parts of the world.

Item 2.  Description Of Property.

BSI leases 2,800 square feet of space at 12600 West Colfax Avenue, B410, Lakewood, Colorado. The lease, which expires on February 1, 2007, provides for rental payments of $4,349.04 per month plus payment of BSI’s share of building operating expenses, such as real estate taxes, insurance and utilities. The offices house sales and marketing, software and hardware research and development as well as manufacturing control, limited inventory and other administrative tasks.

Item 3.  Legal Proceedings.

BSI is not a party to any pending legal proceedings outside the ordinary course of its business other than as set forth below.

BSI currently has a claim against it by a consultant over consideration with regard to a finder’s fee for potential equity financing for Knowledge Foundations, Inc. (“KFI”). BSI believes that neither the merit or future outcome of such a claim nor potential damages is readily determinable at this time.

On November 19, 2004, Excell HDI (“Excell”) brought a lawsuit against BSI in the District Court of Jefferson County, Colorado, alleging breach of contract and fraudulent inducement of contract in connection with a Marketing Services Agreement (the “MSA”) between the parties where Excell acted as a consultant to BSI. The suit sought damages of $78,750 and exemplary damages of another $78,750. BSI filed a Motion to Dismiss and to Compel Arbitration (the “Motion”) pursuant to the arbitration provision in the Agreement. The Court granted BSI’s Motion, dismissing Excell’s suit without prejudice and compelling the parties to arbitrate. Excell has made demand for arbitration and the parties are negotiating an arbitration agreement. In an effort to resolve this dispute amicably, BSI had previously tendered $17,500 to resolve all purported obligations under the MSA, which was rejected by Excell. At this time, the BSI intends to vigorously contest all claims asserted by Excell in arbitration and is investigating possible counterclaims against Excell. BSI does not believe it has material exposure (above the amount previously tendered) in this matter.

In 2003, BSI received requests from the Central Regional Office for United States Securities and Exchange Commission (the “SEC”) for certain documents including those concerning arrangements with certain strategic partners, relationships with the TSA and INS, recent issuances of securities, investor relations, and information relating to investment opinions distributed by third parties. BSI responded promptly and fully and will cooperate with any further requests. The SEC’s letter states that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any individuals, entities, or investments. There have been no further requests or developments in this matter during 2004.

Item 4.  Submission Of Matters To Vote Of Security Holders.

BSI held a special meeting of shareholders on September 22, 2004. At that meeting, the shareholders approved an increase in the authorized common stock of BSI from 100,000,000 to 200,000,000. The shareholders also elected directors of BSI at the meeting.

PART II

Item 5.  Market For Common Equity And Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

BSI’s common stock currently trades on the Over-the-Counter Bulletin Board (the “OTCBB”) under the trading symbol “BSIO”.

The following table sets forth the average high and low bid information for the common stock for each quarter within the last two fiscal years as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission, and may not be reflective of actual transactions.

	Bid Prices
	High	Low

2003
First Quarter	.6200	.1000
Second Quarter	.5800	.2600
Third Quarter	.4800	.2400
Fourth Quarter	.3500	.1600
2004
First Quarter	.1700	.0830
Second Quarter	.134	.036
Third Quarter	.105	.051
Fourth Quarter	.068	.0515

BSI is authorized to issue 200,000,000 shares of common stock with $ 0.001 par value. As of March 11, 2005, there were 99,273,157 shares of common stock issued and outstanding. As of March 11, 2005, BSI had approximately 350 shareholders of record for its common stock.

BSI is authorized to issue 20,000,000 shares of $0.001 par value preferred stock, none of which is outstanding. The preferred stock is undesignated and may not be designated or issued by the Board of Directors absent prior stockholder approval.

Dividends

BSI has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on BSI’s operations, its capital requirements, and its overall financial condition.

Recent Sales of Unregistered Securities

During the past three years ended December 31, 2002, December 31, 2003 and December 31, 2004, BSI sold the following unregistered securities:

On December 10, 2004, BSI received net proceeds of $435,723 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP (“Cornell”). The note is due on March 11, 2005. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $64,277 in connection with the issuance of the note. As of March 1, 2005, Cornell has converted $300,000 of this note into 8,381,359 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On November 4, 2004, BSI received net proceeds of $178,051 from a $200,000 secured promissory note issued to Cornell. The note is due on December 4, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $21,949 in connection with the issuance of the note. As of December 31, 2004, Cornell has converted this note and accrued interest into 3,783,430 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due October 7, 2007, on December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due December 10, 2007, and on January 20, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell that is due January 20, 2008. These debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (October 7, 2007, December 10, 2007 and January 20, 2008, respectively) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. These debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. On October 7, 2004, BSI received $500,000 less a 10% fee of $50,000 and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 20, 2005. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved the private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On September 13, 2004, BSI issued 990,099 shares of common stock to Cornell for $50,000 cash. Costs associated with this transaction were $2,500. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On July 15, 2004, BSI issued Bernard Nann 250,000 options at a strike price of $0.089 per share, 50,000 of which vested on the date of the grant, and the remaining 200,000 vests 50,000 per year for so long as Mr. Nann remains a director of BSI. These options were issued as compensation to Mr. Nann for his present and future services as a director of BSI. All of these options have a 5-year term. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On June 18, 2004, BSI received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell. The note is due on October 18, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $18,065 in connection with the issuance of the note. Cornell converted this note and accrued interest into 4,285,831 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On June 8, 2004, BSI received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell. The note is due on September 20, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $29,792 in connection with the issuance of the note. Cornell converted this note and accrued interest into 6,580,362 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell. The note is due on June 21, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,321 in connection with the issuance of the note. BSI has reserved and placed into escrow 3,000,000 shares of its common stock as an estimation of the shares necessary to repay the loan. Cornell converted this note and accrued interest into 3,418,210 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On March 12, 2004, BSI issued Richard Kirk 250,000 options at a strike price of $0.11 per share, all of which vested on the date of the grant. These options were issued as compensation to Mr. Kirk for his services as a director of BSI. All of these options have a 5-year term. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell. The note is due on June 23, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest of 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,476 in connection with the issuance of the note. Cornell converted this note into 3,246,474 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell. The note is due on May 12, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $26,441 in connection with the issuance of the note. Cornell converted this note into 4,140,867 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On December 19, 2003, BSI received net proceeds of $170,917 from a $200,000 secured promissory note issued to Cornell. The note is due on April 26, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $29,083. BSI has reserved and placed in escrow 3.9 million shares of its common stock as an estimation of the shares necessary to repay the loan. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement (the “Equity Line”) with Cornell. Under the Equity Line, BSI may issue and sell to Cornell common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI will be entitled to commence drawing down on the Equity Line when the common stock to be issued under the Equity Line is registered with the SEC and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell received 1,875,000 shares of common stock as a one-time commitment fee. Cornell is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation (“Newbridge”), a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid Newbridge a one-time placement agent fee of 35,714 shares of common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On September 16, 2003, BSI received net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI’s registration statement on Form SB-2 is declared effective by the SEC. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell as additional consideration in the transaction. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

During the period August 1, 2003 through October 31, 2003, BSI received proceeds of $182,500 from the sale of 730,000 shares of its common stock in a private placement to Pursuit Capital, LLC (“Pursuit Capital”) at $0.25 per share. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

During the period August 1, 2003 through October 31, 2003, BSI received proceeds of $67,500 from the sale of 270,000 shares of its common stock to Doug Dragoo in a private placement at $0.25 per share. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On July 7, 2003, BSI sold $250,000 of convertible debentures to Cornell. Cornell was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the Cornell’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On July 7, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital that was subsequently terminated by the mutual agreement of the parties on October 30, 2003. On October 31, 2003, BSI entered into a new Equity Line of Credit Agreement with Cornell Capital. Under this agreement, BSI may issue and sell to Cornell Capital common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI became entitled to commence drawing down on the Equity Line of Credit effective on December 9, 2003, the date the registration statement filed with the SEC was declared effective, and for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid Newbridge Securities a one-time placement agent fee of 35,714 shares of common stock.

During the first quarter of 2003, BSI received proceeds of $134,500 from the sale of 134,500 shares of its common stock in a private placement. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited or unaccredited but sophisticated, and the investors represented to BSI that they were acquiring the securities for investment purposes and for their own account, and not with an eye toward further distribution.

During the period December 2002 through February 2003, 1,072,386 shares at $1.00 for $771,282 cash and $301,104 cancellation of debt (total $1,020,886) were issued to 11 accredited and 20 non-accredited investors. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investors were accredited or unaccredited but sophisticated, and the investors represented to BSI that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution. With regard to the unaccredited investors, all information required to be delivered to them concerning BSI, including audited financial statements, was in fact delivered to them.

During November 2002, 80,000 shares at $0.625 for $50,000 were issued to eight employees as stock bonuses. No consideration was paid for these shares. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investors were accredited or unaccredited but sophisticated, and the investors represented to BSI that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution. With regard to the unaccredited investors, all information required to be delivered to them concerning BSI, including audited financial statements, was in fact delivered to them.

During July 2002, 800,000 shares at $0.625 were issued to Pursuit Capital, an accredited investor, in consideration of Pursuit’s forgiving the $500,000 principal amount of the loan owed to Pursuit by BSI. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

During the period June through July 2002, BSI issued 529,191 shares at $0.625 for $330,745 to 14 accredited investors and five unaccredited. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investors were accredited or unaccredited but sophisticated, and the investors represented to BSI that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution. With regard to the unaccredited investors, all information required to be delivered to them concerning BSI, including audited financial statements, was in fact delivered to them.

During July 2002, BSI issued 300,000 shares to two individuals, Bernie Ciazza and John Sloan (150,000 shares each) for introducing BSI to investors. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investors were unaccredited but sophisticated, and the investors represented to BSI that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution. With regard to both investors, all information required to be delivered to them concerning BSI, including audited financial statements, was in fact delivered to them.

During February 2002, BSI issued warrants to purchase 800,000 shares of its common stock exercisable at $0.625 per share, issued to Pursuit Capital in a negotiated transaction. The warrants were issued in exchange for Pursuit’s $500,000 loan to BSI. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

During January 2002, BSI issued 500,000 shares of its common stock to a business consultant, D. David Breen, as a signing bonus for entering into his consulting agreement with BSI. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was unaccredited but sophisticated, and the investor represented to BSI that it was acquiring the securities for investment purposes and for his own account, and not with an eye toward further distribution. All information required to be delivered to this investor concerning BSI, including audited financial statements, was in fact delivered to them.

Item 6.  Management’s Discussion And Analysis Or Plan Of Operation.

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements include BSI’s beliefs, expectations, hopes, goals and plans regarding the future, including but not limited to statements regarding BSI’s strategy, competition, development plans, financing, revenue and operations. Forward-looking statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of BSI that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. BSI disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. BSI has experienced losses since inception.

The extended period over which losses have been experienced is, in the opinion of BSI, principally attributable to two factors: lack of capital and long sales lead times. Lack of capital has prevented BSI from quickly developing and aggressively marketing its products. In addition, most of BSI’s potential customers are large corporations or governments. Adopting BSI’s products will in many cases require changing the way business is done. These circumstances can result in two years or more elapsing from initial sales contact to delivery of product.

In order to fund activities until positive operating cash flow is achieved, management recognizes that BSI must generate revenue from its operations and must raise capital from the sale of its securities. BSI anticipates that the capital raised under the Equity Line of Credit with Cornell Capital Partners, LP will be sufficient to fund BSI’s activities until positive cash flow is achieved. However, no assurances can be given that BSI will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected and this in-turn could result in the suspension and/or termination of BSI’s operations.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of BSI’s financial condition and results of operations are based upon BSI’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that BSI make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes. BSI bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating BSI’s financial condition and results of operations include those listed below, as well as its valuation of equity securities used in transactions and for compensation, and its revenue recognition methods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BSI2000, Inc. and its subsidiary, BSI Operating, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Cash And Equivalents

BSI considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. BSI continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Inventories

Inventory consists of raw materials and is stated at the lower of cost or market, determined using the first-in, first-out method (“FIFO”).

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets of five-to-seven years. Leasehold improvements are amortized over a five and one-half year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

BSI recognizes revenue in compliance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through December 31, 2004, revenues earned represented sales to distributors of demonstrations units of BSI’s products. Transaction-based revenue is recognized as transactions are completed and are billed monthly based on service agreement rates in effect. Distribution rights revenue is recognized ratable over the life of each underlying distribution agreement.

Intangible Assets

Intangibles include trademarks and patents, which are recorded at cost. To date, BSI has been awarded one patent by the United States Patent and Trademark Office (the “USPTO”), and has 22 additional provisional and non-provisional applications for patents pending with the USPTO. Once accepted, BSI will begin amortization over the life of each patent.

Income Taxes

BSI recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Advertising Costs

BSI expenses advertising costs as incurred.

Software And Research And Development Costs

Expenditures made for research and development are charged to expense as incurred. Costs incurred to date for the development of BSI’s products have been charged to expense as incurred. Future costs may be capitalized to the extent they meet the requirements of the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Account Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

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

SEC Inquiry

In 2003, BSI received requests from the SEC’s Central Regional Office for certain documents, including those concerning arrangements with certain strategic partners, relationships with the TSA and INS, recent issuances of securities, investor relations, and information relating to investment opinions distributed by third parties.  The SEC’s letter states that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any individuals, entities, or investments. BSI responded promptly and fully to the request and will cooperate with any further requests. BSI did not receive any additional requests in 2004.

Financial Condition

BSI had net losses of $1,568,978 and $973,635 for the years ended December 31, 2003 and December 31, 2002, respectively. For the year ended December 31, 2004, BSI had a net loss of $2,169,238, an increase of $600,260 or 38% from 2003. As of December 31, 2004, BSI had cash and cash equivalents of $893,387 as compared to $125,550 at December 31, 2003, or an increase of 612%; and current liabilities of $688,808 as compared to $908,330 at December 31, 2003, or a decrease of 24%. BSI does not have sufficient cash or other current assets to meet BSI’s current liabilities. In order to meet those obligations, BSI will need to raise cash from the sale of securities or from borrowings. BSI estimates that its cash reserves on December 31, 2004 will sustain BSI until May 2005. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that BSI’s ability to continue as a going concern depends upon its ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. BSI’s ability to obtain additional funding will determine BSI’s ability to continue as a going concern.

Results of Operations

The following discussion should be read in conjunction with BSI’s financial statements and the related notes and the other financial information appearing elsewhere in this report.

Comparison Of The Year Ended December 31, 2004 To The Year Ended December 31, 2003

Overall Results Of Operations

For the year ended December 31, 2004 BSI incurred an overall loss of $2,169,238 or $0.03 per share, which was a material increase from the loss of $1,568,978 or $0.04 per share for the comparable period in the prior year.

Revenue

BSI had revenues of $5,918 and $34,440 during the one-year periods ended December 31, 2004 and 2003, respectively, or a decease of $28,522 or 83%. Such revenues were from the sale of demonstration units and software development kits to potential distributors of BSI’s products, and distributions fees.

Operating Expenses

Operating expenses for the year ended December 31, 2004, were $1,958,515 and represent an increase of $476,542 or nearly a 32% increase in operating expenses of $1,481,973 for the comparative period ended December 31, 2003.

The largest component of operating expenses for the periods ended December 31, 2004 and 2003 related to general and administrative expenses. For the period ended December 31, 2004, general and administrative expense were $1,048,073, an increase of $287,803 or nearly 37% in general and administrative expenses of $760,270 for the comparative period ended December 31, 2003. This increase is attributable to a decrease in fees of $43,625 incurred in connection with the merger with KFI, salaries, payroll taxes and related benefits of $155,890, shareholder relations expense included in selling in P/Y of $8,832, a decrease in legal fees of $58,237, increase in accounting and auditing fees of $35,420, general office expenses of $30,921, increase in consulting fee of $150,275, and increases in other expenses directly related to increased levels of activity.

BSI had selling expenses for the year ended December 31, 2004 of $367,807, as compared to $275,098 for the comparative period ended December 31, 2003, a decrease of $92,709 or 34%. The increases in selling expenses are primarily attributable to salary expense of $37,381, a decrease in consulting fees of $19,551, travel and entertainment expenses of $47,119, a decrease in material development and trade show costs of $3,240, and an increase in demonstration unit costs of $30,565.

BSI had research and development expenses of $542,635 for the year ended December 31, 2004, as compared to $446,605 for the period ended December 31, 2003, or an increase of $96,030 or 22%. This increase is attributable to R&D components of $36,753, consulting fees of $64,248 and decreases in travel and entertainment, salaries and wages and other costs totaling $4,982. These costs were expensed as incurred and increased as a result of the needs identified relating to potential markets for BSI’s products in various parts of the world.

Other Expenses

As to the other expenses, BSI had other expense of $216,641 for the year ended December 31, 2004, as compared to other expense of $53,459 for the year ended December 31, 2003, which represents an increase of $163,182 or 305%. BSI had interest expense of $53,864 and $8,152 for the years ended December 31, 2004 and 2004, respectively, which represents a $45,712 or 561% increase. BSI had interest income of $3 and $1,636 for the years ended December 31, 2004 and 2003, respectively, or a decrease of $1,633 or 99%. BSI incurred financing costs of $163,030 and $46,943 during 2004 and 2003, respectively, or an increase of $116,087 or 247%, related to the Equity Line of Credit with Cornell Capital, which were partially paid in lieu of interest.

Liquidity and Capital Resources

As of December 31, 2004, BSI had cash of $893,387 as compared to $125,550 at December 31, 2003, an increase of 612% and current liabilities of $688,808, as compared to $908,330, or a decrease of 24%; and cash used by operations was $2,139,380 in 2004 as compared to $1,339,634 at December 31, 2003, or an increase of $799,746 or 60%. BSI does not have sufficient cash an cash equivalents or other current assets to meet BSI’s current liabilities. In order to meet those obligations, BSI will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that BSI’s ability to continue as a going concern depends upon BSI’s ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine BSI’s ability to continue as a going concern. BSI estimates that is cash reserves as of December 31, 2004 will sustain BSI until May 2005.

During the period December 2002 through February 2003, 1,072,386 shares at $1.00 for $771,282 cash and $301,104 cancellation of debt (total $1,020,886) were issued to 11 accredited and 20 non-accredited investors. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investors were accredited or unaccredited but sophisticated, and the investors represented to BSI that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution. With regard to the unaccredited investors, all information required to be delivered to them concerning BSI, including audited financial statements, was in fact delivered to them.

During the first quarter of 2003, BSI received proceeds of $134,500 from the sale of 134,500 shares of its common stock in a private placement. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited or unaccredited but sophisticated, and the investors represented to BSI that they were acquiring the securities for investment purposes and for their own account, and not with an eye toward further distribution.

On July 7, 2003, BSI sold $250,000 of convertible debentures to Cornell. Cornell was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the Cornell’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On July 7, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital that was subsequently terminated by the mutual agreement of the parties on October 30, 2003. On October 31, 2003, BSI entered into a new Equity Line of Credit Agreement with Cornell Capital. Under this agreement, BSI may issue and sell to Cornell Capital common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI became entitled to commence drawing down on the Equity Line of Credit effective on December 9, 2003, the date the registration statement filed with the SEC was declared effective, and for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid Newbridge Securities a one-time placement agent fee of 35,714 shares of common stock.

During the period August 1, 2003 through October 31, 2003, BSI received proceeds of $182,500 from the sale of 730,000 shares of its common stock in a private placement to Pursuit Capital, LLC (“Pursuit Capital”) at $0.25 per share. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

During the period August 1, 2003 through October 31, 2003, BSI received proceeds of $67,500 from the sale of 270,000 shares of its common stock to Doug Dragoo in a private placement at $0.25 per share. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On September 16, 2003, BSI received net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI’s registration statement on Form SB-2 is declared effective by the SEC. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell as additional consideration in the transaction. Subsequent to December 31, 2003 and through March 29, 2003, Cornell Capital converted $500,000 of debt into 4,776,988 shares of common stock of BSI and $19,890 of accrued interest into 211,734 shares of common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement (the “Equity Line”) with Cornell. Under the Equity Line, BSI may issue and sell to Cornell common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI will be entitled to commence drawing down on the Equity Line when the common stock to be issued under the Equity Line is registered with the SEC and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell received 1,875,000 shares of common stock as a one-time commitment fee. Cornell is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation (“Newbridge”), a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid Newbridge a one-time placement agent fee of 35,714 shares of common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On December 19, 2003, BSI received net proceeds of $170,917 from a $200,000 secured promissory note issued to Cornell. The note is due on April 26, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $29,083. BSI has reserved and placed in escrow 3.9 million shares of its common stock as an estimation of the shares necessary to repay the loan. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell. The note is due on May 12, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $26,441 in connection with the issuance of the note. Cornell converted this note into 4,140,867 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell. The note is due on June 23, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest of 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,476 in connection with the issuance of the note. Cornell converted this note into 3,246,474 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On March 12, 2004, BSI issued Richard Kirk 250,000 options at a strike price of $0.11 per share, all of which vested on the date of the grant. These options were issued as compensation to Mr. Kirk for his services as a director of BSI. All of these options have a 5-year term. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell. The note is due on June 21, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,321 in connection with the issuance of the note. BSI has reserved and placed into escrow 3,000,000 shares of its common stock as an estimation of the shares necessary to repay the loan. Cornell converted this note and accrued interest into 3,418,210 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On June 8, 2004, BSI received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell. The note is due on September 20, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $29,792 in connection with the issuance of the note. Cornell converted this note and accrued interest into 6,580,362 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On June 18, 2004, BSI received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell. The note is due on October 18, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $18,065 in connection with the issuance of the note. Cornell converted this note and accrued interest into 4,285,831 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On July 15, 2004, BSI issued Bernard Nann 250,000 options at a strike price of $0.089 per share, 50,000 of which vested on the date of the grant, and the remaining 200,000 vests 50,000 per year for so long as Mr. Nann remains a director of BSI. These options were issued as compensation to Mr. Nann for his present and future services as a director of BSI. All of these options have a 5-year term. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On September 13, 2004, BSI issued 990,099 shares of common stock to Cornell for $50,000 cash. Costs associated with this transaction were $2,500. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due October 7, 2007, on December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due December 10, 2007, and on January 20, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell that is due January 20, 2008. These debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (October 7, 2007, December 10, 2007 and January 20, 2008, respectively) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. These debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. Also on October 7, 2004, BSI received $500,000 less a 10% fee of $50,000 and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 20, 2005. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved the private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On November 4, 2004, BSI received net proceeds of $178,051 from a $200,000 secured promissory note issued to Cornell. The note is due on December 4, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $21,949 in connection with the issuance of the note. As of December 31, 2004, Cornell has converted this note and accrued interest into 3,783,430 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On December 10, 2004, BSI received net proceeds of $435,723 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP (“Cornell”). The note is due on March 11, 2005. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $64,277 in connection with the issuance of the note. As of March 11, 2005, Cornell has converted $300,000 of this note into 8,381,359 shares of BSI’s common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. BSI has experienced losses since inception. The extended period over which losses have been experienced is, in the opinion of BSI, principally attributable to two factors: lack of capital and long sales lead times. Lack of capital has prevented BSI from quickly developing and aggressively marketing its products. In addition, most of BSI’s potential customers are large corporations or governments. Adopting BSI’s products will in many cases require changing the way business is done. These circumstances can result in two years or more elapsing from initial sales contact to delivery of product. In order to fund activities until positive operating cash flow is achieved, management recognizes that BSI must generate revenue from its operations and must raise capital from the sale of its securities. However, no assurances can be given that BSI will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected, which in-turn could result in the suspension or termination of BSI’s operations.

Capital Resources

Pursuant to the Equity Line of Credit, BSI may issue and sell to Cornell Capital common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI became entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit was registered with the SEC and the registration statement is declared effective (December 9, 2003) and for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities. Pursuant to the placement agent agreement, BSI paid to Newbridge Securities a one-time placement agent fee of 35,714 shares of common stock.

BSI cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and BSI have not determined the total amount of advances BSI intend to draw. Pursuant to BSI’s Articles of Incorporation, BSI is authorized to issue up to 200,000,000 shares of common stock, of which 99,273,157 are outstanding as of March 11, 2005. At a recent price of $0.04 per share, BSI would be required to issue at $0.0396 (99% of $0.04), 378,787,878 shares of common stock in order to fully utilize the $15 million available under the Equity Line. At BSI’s current stock price, BSI would be required to authorize and register additional shares of BSI’s common stock to fully utilize the amount available under the Equity Line of Credit. At BSI’s current price of $0.04, BSI would need to authorize approximately 180,000,000 additional shares to fully utilize the Equity Line of Credit. BSI would have to receive the affirmative vote of a majority of BSI’s outstanding shares to approve any increase in authorized shares. Our inability to obtain such approval would prohibit us from increasing BSI’s authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

Plan Of Operations

BSI continues to rely on funding by Cornell Capital while it pursues potential sales of its Employee Tracking System and Access Control and Site Security products to commercial customers located in the United States, South Africa and Germany.

If a contract is awarded, BSI will need to increase the size of its staff to approximately 15 to 25 employees and consultants and will need to establish and enhance its production capabilities. These activities will require additional financing.

If a contract is not awarded, BSI may be required to significantly reduce its administrative costs, salaries and research and development activities until such time as a new plan of action can be developed. The new plan, if required, may include locating additional sources of funding or merger and acquisition activities.

Off-Balance Sheet Arrangements

None.

Property, Plant and Equipment

No material changes from December 31, 2003.

Current Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. BSI adopted SFAS No. 145 January 1, 2003. Adoption of SFAS No. 145 did not have a material impact on BSI.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. BSI adopted this statement on January 1, 2003; adoption did not have an effect on results of operations and financial position.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions.” SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. Adoption of this statement did not have a material effect on BSI.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. BSI adopted the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, BSI is not a guarantor of indebtedness of others.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The transitional provisions did not have an impact on BSI’s financial statements as it has elected to retain the intrinsic value method. The provisions relating to annual and interim disclosures have changed the manner in which BSI discloses information regarding stock-based compensation.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46)”. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. BSI is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it does not have any variable interest entities as of December 31, 2004.

In April 2003, FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” BSI has not entered into any contracts of this type.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on BSI’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. BSI will adopt, as required, SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006. Management expects that the impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense on the statement of operations.

Item 7.  Financial Statements.

Attached hereto and filed as a part of this Form 10-KSB are BSI’s Consolidated Financial Statements.

Item 8.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Effective February 17, 2003, BSI’s Board of Directors dismissed Corbin & Wertz as the independent auditor and engaged Ehrhardt Keefe Steiner & Hottman PC. Neither of the principal accountant’s reports for the past two years contained any adverse opinion or disclaimer, nor were they modified as to uncertainty, audit scope or accounting principles; however, the report for the past two years has been modified to include an emphasis paragraph indicating that substantial doubt existed about BSI’s ability to continue as a going concern. The decision to change accountants was approved by BSI’s Board of Directors. There were no disagreements with former or current independent auditors.

Item 8A.  Controls And Procedures.

Evaluation Of Disclosure Controls And Procedures

BSI’s Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of BSI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, has concluded that as of such date, BSI’s disclosure controls and procedures were adequate and effective to ensure that material information relating to BSI and its consolidated subsidiary that is required to be disclosed by BSI in reports that BSI files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to BSI’s management, including BSI’s Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

There was no change in BSI’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, BSI’s control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors And Executive Officers Of The Registrant.

As of December 31, 2004, the directors and executive officers of BSI, their age, positions in BSI, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/
Executive Officer	Age	Position	Period Served (1)

Jack Harper	52	Chairman and President	1995 to present
Richard A. Kirk	74	Director and Secretary	1995 to present
John D. Woods	65	Director	2005 to present

(1)	Period served includes the period served in same capacity with BSI, Inc., a private Colorado corporation.

None of BSI’s directors or executive officers is a director of any company that files reports with the SEC.

Family Relationships

To our knowledge, there are no family relationships between or among the directors, executive officers or any other person.

Legal Proceedings

None of BSI’s directors have been involved in legal proceedings.

Audit Committee Financial Expert

BSI does not have an audit committee, nor an audit committee financial expert.

Election of Directors

BSI’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected. BSI’s officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors and are subject to employment agreements, if any, approved and ratified by the Board of Directors.

Background of Directors

Jack Harper, President, Chief Executive Officer, And Chairman of the Board

Mr. Harper has been President and Chairman of the Board of BSI since late 1995. Previously, from 1989 until 1994, Mr. Harper was President of Technology Fusion, Inc., a company that specialized in low-cost add-in video hardware products for the Apple Macintosh. Mr. Harper received an MBA from the University of Denver in 2000, having completed all studies in 1992; in 1975, Mr. Harper received a B.S. in Electrical Engineering and a B.A. in Mathematics with a Minor in Russian Language from the University of Houston.

Richard A. Kirk, Secretary And Director

Mr. Kirk has been a Director of BSI since August of 1995 and acting Secretary since July of 1999. He was Chairman of the Board of Access Long Distance, a long distance provider that was sold in 2001. Mr. Kirk worked for United Bank of Denver/Norwest Bank/Wells Fargo from 1958 through 1990, ultimately serving as Chairman, President and Chief Executive Officer. In 1986, Mr. Kirk was elected Vice Chairman of the United Banks of Colorado, Inc. (now Wells Fargo). In 1992, he retired from the Norwest Bank Denver but continues as Chairman Emeritus and serves on its Advisory Board. He is a graduate of the Haverford College; the Advanced Management Program of the Harvard Business School; and the Stonier Graduate School of Banking at Rutgers University. Mr. Kirk serves on boards of several nonprofit institutions and is an appointed Commissioner of the Denver Water Board.

John D. Woods, Director

John D. Woods is a founding shareholder of Community Bankshares Inc. and has served as Chairman of the Board since its incorporation in February 1989. He divides his business time on affairs of the holding company and also as Chairman and part owner of Market Reach, Ltd., London, England.

He has spent 40 years in the banking industry, starting at the Northern Trust Company, Chicago, Illinois in 1956. During the course of his career, he has served as President and COO of Winters National Bank, Dayton, Ohio (an 42.5 billion bank now part of Bank One), and Chairman and CEO of Omaha National Bank and its successor , FirstTier Financial, Inc (a $4.7 billion banking organization now part of US Bank, Minneapolis, Minnesota). Mr. Woods received his B.A. degree from the University of Colorado in Boulder, Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder require BSI’s officers and directors, and persons who beneficially own more than 10% of a registered class of BSI equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish BSI with copies thereof.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, BSI believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with and filed timely

Code of Ethics

On April 12, 2004, the Board of Directors of BSI adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics is attached hereto as an exhibit to this report.

Item 10.  Executive Compensation.

The following table sets forth, for the fiscal year ended December 31, 2004, 2003, 2002 and 2001 certain information regarding the compensation earned by BSI’s President (the “Named Executive Officer”), with respect to services rendered by him to BSI. No other officer of BSI has been paid or earned compensation in excess of $100,000 in any such fiscal year.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options / SARs	All Other Compensation

Jack Harper,	2004	$125,000	35,000	--	--	--	--
Chairman and	2003	$90,000	--	--	--	--	--
President	2002	$80,000	--	--	--	--	--

(1)	Mr. Harper was issued 2,500,000 shares in consideration for $2,500 and the forgiveness of accrued wages.

(2)	The 2004 bonus to Mr. Harper was in recognition of his financial support during the early days of BSI that resulted in personal debt.

Option / SAR Grants

BSI granted 3,097,500 stock options to directors, employees and consultants during the fiscal year ended December 31, 2004. No stock appreciation rights (“SARs”) were granted to these individuals during any year.

On October 24, 1996, BSI adopted a Stock Option Plan whereby the Board of Directors can issue both incentive and nonqualified options to directors, employees and consultants. Currently, there are no outstanding stock options issued under the plan.

Compensation Of Directors

During the year 2003, BSI did not pay its directors any remuneration; however, BSI periodically reimburses its directors for out-of-pocket expenses they incur in fulfillment of their duties as directors of BSI. In 2004, BSI paid the following remuneration to its directors: (i) on March 12, 2004, BSI issued Mr. Kirk 250,000 options at a strike price of $0.11 per share, all of which vested on the date of the grant; and (ii) on July 15, 2004, BSI issued Mr. Nann 250,000 options at a strike price of $0.089 per share, 50,000 of which vested on the date of the grant, and the remaining 200,000 vests 50,000 per year for so long as he remains a member of the Board of Directors. All of the options issued to Messrs. Kirk and Nann have a five year term.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

BSI presently has an oral employment contract with Jack Harper. The employment agreement provides for an annual salary of $125,000 per year, as well as group life, health, dental and disability insurance. The employment agreement is for an indefinite period, but is terminable at will.

Committees of the Board of Directors

Currently, BSI does not have an executive, audit or any standing committees of the Board of Directors.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth information with respect of the beneficial ownership as of March 1, 2005 for each officer and director of BSI and for each person who is known to BSI to be the beneficial owner of more than 5% of BSI’s common stock.

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common	Jack Harper	10,403,102	10.70%
	12600 West Colfax Ave. Suite B410
	Lakewood, Colorado 80215
Common	Richard Kirk	4,601,340	4.73%
	12600 West Colfax Ave. Suite B410
	Lakewood, Colorado 80215
Common	Bernhard Nann 12600 West Colfax Ave. Suite B410 Lakewood, CO 80215	50,000	*
All Officers And Directors As A Group (3) Persons		15,054,442	15.48%
Common	Cornell Capital Partners, L.P. 101 Hudson Street, Suite 3606 Jersey City, NJ 07302	0	8.68%

*	Less than 1%.

(1)
Applicable percentage of ownership is based on 99,273,157 shares of common stock outstanding as of March 11, 2005 for each stockholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 1, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Securities Authorized For Issuance Under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2004.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
TOTAL	--	--	--

Item 12.  Certain Relationships And Related Transactions.

During the past two years, BSI has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of BSI’s common stock, except as disclosed in the following paragraphs.

Stock Issued to an Officer and Employee. On September 11, 2001, BSI issued 2,500,000 shares of common stock to Jack Harper, President and a Director of BSI, for $2,500.00 at $0.001 per share and forgiveness of $59,643 accrued wages. Also in 2001, BSI issued 212,045 shares of common stock to Robert B. Lumen for $212.05 at $0.001 per share. When the foregoing shares were issued, BSI was insolvent with negative working capital, and unable to pay salaries to employees. In engaging in the foregoing transactions, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the employees were either accredited or unaccredited but sophisticated investors, and the employees represented to BSI that they were acquiring the securities for investment purposes and for their own accounts, and not with an eye toward further distribution. With regard to the unaccredited investor, Mr. Lumen, all information required to be delivered to him concerning BSI, including audited financial statements, was in fact delivered to him.

Loans by Director. From March 30, 2000 through December 31, 2001, Richard A. Kirk, director of BSI, had loaned $259,000 to BSI, all with annual interest at 10% (accrued interest at March 31, 2002 was $19,935). Of the total debt, $64,000 plus interest is currently due, and $195,000 is due when BSI has received cumulative funding of $3 million. In December 2002, BSI issued 301,104 restricted shares of common stock to Mr. Kirk, for his cancellation of $301,104 of debt (principal and all interest) owed to him by BSI. In engaging in the foregoing transaction, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s restricted securities, BSI did not make a public offering or sale of its securities, Mr. Kirk was an accredited investor, and he represented to BSI that he was acquiring the securities for investment purposes and for his own account, and not with an eye toward further distribution.

Item 13.  Exhibits And Reports On Form 8-K.

(a) Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated August 7, 2000, between Calipso and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 2(1) to Form 8-K filed on September 27, 2000 to
2.2	Merger Agreement, dated April 23, 2002, between BSI2000, Inc., Knowledge Foundations, Inc. and KFI, Inc.	Incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 9, 2002
2.3	First Amendment to Merger Agreement dated August 8, 2002, between BSI2000, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4 filed on August 13, 2002
2.4	Separation and Distribution Agreement by and among Knowledge Foundations, Inc., Cyber Knowledge, Inc. and CKI Group	Incorporated by reference to Form S-4 filed on August 13, 2002
2.5	Second Amendment to Merger Agreement dated November 20, 2002 between BSI2000, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4/A1 filed on November 27, 2002
3.1	Certificate of Incorporation of Knowledge Foundations, Inc. filed on May 31, 1994	Incorporated by reference to Form 10-SB filed on November 24, 1999
3.2	Certificate of Amendment of Certificate of Incorporation re: 36:1 forward split	Incorporated by reference to Exhibit 3(i)(a) to Form 8-K filed on September 27, 2000
3.3	Certificate of Amendment of Certificate of Incorporation re: 35:1 forward split	Incorporated by reference to Exhibit 3(i)(b) to Form 8-K filed on September 27, 2000
3.4	Certificate of Amendment of Certificate of Incorporation re: increase in authorized shares	Incorporated by reference to Exhibit 3(i)(c) to Form 8-K filed on September 27, 2000
3.5	Certificate of Amendment of Certificate of incorporation re: name change	Incorporated by reference to Exhibit 3.3 to Form 8-K filed on April 8, 2003
3.6	Bylaws of Knowledge Foundations, Inc.	Incorporated by reference to Form 10-SB filed on November 24, 1999

Exhibit No.	Description	Location
3.7	Certificate of Merger, dated August 17, 2000, filed with the Secretary of State of Delaware	Incorporated by reference to Exhibit 3(i) to Form 8-K filed on September 27, 2000
10.1	Stock Repurchase Agreement dated September 18, 2002 between Calipso and Wrights & Bleers and Ocean Way Investments, Ltd.	Incorporated by reference to Exhibit 4(a) to Form 8-K filed on September 27, 2000
10.2	Lock Up Agreement dated September 18, 2000 between Calipso and Wright & Bleers and Ocean Way Investments, Ltd.	Incorporated by reference to Exhibit 4(b) to Form 8-K filed on September 27, 2000
10.3	License and Royalty Agreement dated April 6, 2000 between Richard L. Ballard and Janet J. Pettitt and Knowledge Foundations Inc.	Incorporated by reference to Exhibit 10(1) to Form 8-K filed on September 27, 2000
10.4	Employment Contract of Michael W. Dochterman dated May 1, 2000	Incorporated by reference to Exhibit 10(2) to Form 8-K filed on September 27, 2000
10.5	Employment Contract of Robert A. Dietrich dated May 1, 2000	Incorporated by reference to Exhibit 10(3) to Form 8-K filed on September 27, 2000
10.6	Strategic Alliance Agreement dated May 4, 2000 between BSI2000, Inc. and Drug Intervention Services of America, Inc.	Incorporated by reference to Exhibit 10.4 to Form S-4 filed on August 13, 2002
10.7	Office Lease by and between BSI2000, Inc. and Golden Hill Partnership, dated as of January 24, 2001.	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on November 4, 2003.
10.8	Strategic Alliance Agreement dated May 7, 2001 between BSI2000, Inc. and L.C. Sistemia	Incorporated by reference to Exhibit 10.5 to Form S-4 filed on August 13, 2002
10.9	Agreement to replace options with common stock dated September 11, 2001 between BSI2000, Inc. and Jack Harper and Bryan Luman	Incorporated by reference to Exhibit 10.8 to Form S-4 filed on August 13, 2002
10.10	Certificate of LaserCard Systems Corporation Issued to BSI2000, Inc. dated April 28, 2002	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on November 4, 2003.

Exhibit No.	Description	Location
10.11	Strategic Alliance Agreement between Titan Secure Systems and BSI2000, Inc. dated July 25, 2002	Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on November 27, 2002
10.12	Teaming Agreement between Science Applications International Corporation and BSI2000, Inc. dated August 20, 2002	Incorporated by reference to Exhibit 10.10 to Form S-4/A1 filed on November 27, 2002
10.13	Solicitation/Contract/Order for Commercial Items dated September 2, 2002, issued by U.S. Immigration and Naturalization Service with BSI2000, Inc. as Contractor/Offeror 21	Incorporated by reference to Exhibit 10.11 to Form S-4/A1 filed on November 27, 2002
10.14	Form of Lock-Up Agreement between certain shareholders of BSI2000, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 4(c) to Form S-4/A3 filed on January 29, 2003
10.15	Securities Purchase Agreement dated July 7, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.15 to Form SB-2 filed on November 4, 2003
10.16	Escrow Agreement dated July 7, 2003 among the Registrant, the Buyers, and Law Offices of Eric S. Hutner & Associates	Incorporated by reference to Exhibit 10.16 to Form SB-2 filed on November 4, 2003
10.17	Debenture Agreement Dated July 7, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.17 to Form SB-2 filed on November 4, 2003
10.18	Investor Registration Rights Agreement dated July 7, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.18 to Form SB-2 filed on November 4, 2003
10.19	Equity Line of Credit Agreement dated October 31, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.19 to Form SB-2 filed on November 4, 2003
10.20	Registration Rights Agreement dated October 31, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.20 to Form SB-2 filed on November 4, 2003
10.21	Escrow Agreement dated October 31, 2003 among the Registrant, Cornell Capital Partners, LP, Law Offices of Eric S. Hutner & Associates	Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on November 4, 2003

Exhibit No.	Description	Location
10.22	Placement Agent Agreement dated July 7, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.22 to Form SB-2 filed on November 4, 2003
14.1	Code of Ethics	Provided herewith
23.1	Consent of Independent Registered Public Accounting Firm	Provided herewith
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b) Reports on Form 8-K

The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 2004.

Item 14.  Principal Accountant Fees And Services.

BSI incurred fees to Ehrhardt Keefe Steiner & Hottman PC of $54,943 for auditing work, services related to the SEC Registration Statement on Form SB-2, review of various other SEC filings, and quarterly reviews on SEC Forms 10-QSB, as well as $3,200 for income tax preparation services. Ehrhardt Keefe Steiner & Hottman PC has provided no other services to BSI other than the foregoing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

BSI2000, INC.

Date: April __, 2005	By:	/s/ Jack Harper

Jack Harper, President (Principal Executive Officer and Principal Accounting Officer) and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April __, 2005	/s/ Jack Harper

Jack Harper, President and Director

Date: April __, 2005	/s/ Richard Kirk

Richard Kirk, Director

Date: April __, 2005	/s/ John D. Woods

John D. Woods, Director

(A Development Stage Company)

Consolidated Financial Statements
and
Independent Auditors’ Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BSI 2000, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of BSI 2000, Inc. and subsidiary (A Development Stage Company) (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the cumulative period from Inception (July 30, 1993) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSI 2000, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the cumulative period from Inception (July 30, 1993) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced circumstances, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ehrhardt Keefe Steiner & Hottman PC
March 11, 2005
Denver, Colorado

BSI 2000, INC.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2004

Assets
Current assets
Cash and cash equivalents	$893,387
Inventories	50,370
Other	3,432
Total current assets	947,189
Property and equipment, net	44,125
Intangible assets, net	182,966
Other long-term assets	4,232
Total assets	$1,178,512

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$184,269
Accrued liabilities	27,331
Deferred revenue, current portion	6,375
Convertible notes payable, current portion	470,833
Total current liabilities	688,808
Deferred revenue, long-term portion	13,208
Convertible notes payable, less current portion	896,389
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.001 par value, 200,000,000 shares authorized, 90,891,798 shares issued and outstanding	90,892
Additional paid-in capital	6,938,742
Accumulated deficit	(7,449,527)
Total stockholders’ deficit	(419,893)
Total liabilities and stockholders’ deficit	$1,178,512

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,

	2004	2003	2004
Revenues	$5,918	$34,440	$101,648
Cost of goods sold	--	67,986	67,986
Gross (loss) profit	5,918	(33,546)	33,662
Operating expenses
Selling expenses	367,807	275,098	1,406,780
General and administrative	1,048,073	760,270	3,632,515
Stock based compensation expense	--	--	253,741
Research and development	542,635	446,605	1,903,524
Total operating expenses	1,958,515	1,481,973	7,196,560
Other (expense) income
Interest expense	(53,864)	(8,152)	(183,229)
Interest income	3	1,636	23,047
Financing costs	(163,030)	(46,943)	(209,973)
Other	250	--	83,526
Total other (expense) income	(216,641)	(53,459)	(286,629)
Net loss	$(2,169,238)	$(1,568,978)	$(7,449,527)
Basic and diluted weighted average common shares outstanding	72,506,696	41,412,101	13,384,466
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.56)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2004 and 2003 and
For the Period from Inception (July 30, 1993) to December 31, 2004

	Common Stock		Additional	Accumulated Deficit During the	Total
	Shares	Amount	Paid-in-Capital	Development Stage	Stockholders’ Equity (Deficit)

Balance at Inception - July 30, 1993	--	$--	$--	$--	$--
Stock issued to founders for cash during the period ended December 31, 1993	19,580	85,000	--	--	85,000
Stock issued for cash during the year ended December 31, 1993	2,701	57,500	--	--	57,500
Stock issued to founders for services during the period ended December 31, 1993	33,812	146,793	--	--	146,793
Stock issued for cash during the year ended December 31, 1994	12,904	65,000	--	--	65,000
Stock issued for cash during the year ended December 31, 1995	224,672	118,763	--	--	118,763
Stock issued for cash during the year ended December 31, 1996	616,989	227,872	--	--	227,872
Stock issued for cash during the year ended December 31, 1997	225,766	144,612	--	--	144,612
Stock issued for cash during the year ended December 31, 1998	831,118	788,309	--	--	788,309
Stock issued for cash during the year ended December 31, 1999	583,767	364,854	--	--	364,854
Stock issued for cash during the year ended December 31, 2000	195,369	122,106	--	--	122,106
Net loss from Inception	--	--	--	(2,398,997)	(2,398,997)
Balance - December 31, 2000	2,746,678	2,120,809	--	(2,398,997)	(278,188)
Stock issued for cash	46,600	29,125	--	--	29,125
Stock issued to officer for services	2,500,000	56,736	--	--	56,736
Stock issued for services to an employee	212,045	212	--	--	212
Net income	--	--	--	(338,679)	(338,679)
Balance - December 31, 2001	5,505,323	2,206,882	--	(2,737,676)	(530,794)
Stock issued for debt conversion	1,159,426	865,375	--	--	865,375
Stock issued for cash	1,082,651	889,200	--	--	889,200
Stock issued for services to finders of private placement offering in June 2002 at $.01 per share, net of expense	300,000	--	--	--	--
Stock issued for services	25,000	25,500	--	--	25,500
Stock based compensation expense	580,000	50,000	--	--	50,000
Net loss	--	--	--	(973,635)	(973,635)
Balance - December 31, 2002	8,652,400	4,036,957	--	(3,711,311)	325,646
Stock issued for cash	1,134,500	135,500	249,000	--	384,500
Stock issued for equity line of credit commitment and placement fees	1,910,714	1,911	(1,911)	--	--
Stock issued for convertible note payable fees	500,000	500	(500)	--	--
Issuance of stock in connection with reverse acquisition	41,363,488	(4,121,307)	4,121,307	--	--
Stock issued for debt conversion	390,625	391	49,609	--	50,000
Net loss	--	--	--	(1,568,978)	(1,568,978)
Balance December 31, 2003	53,951,727	53,952	4,417,505	(5,280,289)	(808,832)
Stock issued for debt conversion	35,949,972	35,950	2,454,579	--	2,490,529
Stock issued for cash	990,099	990	46,510	--	47,500
Warrants issued to consultants	--	--	20,148	--	20,148
Net loss	--	--	--	(2,169,238)	(2,169,238)
Balance December 31, 2004	90,891,798	$90,892	$6,938,742	$(7,449,527)	$(419,893)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
	For the Years Ended		Inception (July 30, 1993) to
	December 31,		December 31,
	2004	2003	2004

Cash flows from operating activities
Net loss	$(2,169,238)	$(1,568,978)	$(7,449,527)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	19,152	27,128	123,313
Gain on forgiveness of debt	--	--	(65,485)
Gain on disposal of fixed assets	(250)		(250)
Stock based compensation	20,148	--	273,889
Changes in assets and liabilities
Inventories	(15,009)	(8,237)	(50,370)
Other current assets	(3,432)	4,257	(3,432)
Other long-term assets	--	--	(4,232)
Accounts payable	(11,868)	186,890	238,332
Deferred revenue	19,583	--	19,583
Accrued liabilities	1,533	19,306	80,880
	29,857	229,344	612,228
Net cash used in operating activities	(2,139,381)	(1,339,634)	(6,837,299)
Cash flows from investing activities
Redemption of certificates of deposit	--	--	35,000
Purchase of certificate of deposit	--	--	(35,000)
Proceeds from fixed asset disposals	250		250
Purchase of fixed assets	(10,755)	(10,533)	(118,882)
Patent application	(120,585)	(54,343)	(183,168)
Net cash used in investing activities	(131,090)	(64,876)	(301,800)
Cash flows from financing activities
Proceeds from issuance of common stock	47,500	384,500	3,324,341
Proceeds from long-term debt	--	--	919,500
Net proceeds from convertible notes payable	2,990,808	916,943	3,907,751
Repayment on long-term debt	--	--	(81,516)
Repayment on capital lease obligation	--	--	(37,590)
Net cash provided by financing activities	3,038,308	1,301,443	8,032,486
Net (decrease) increase in cash and cash equivalents	767,837	(103,067)	893,387
Cash and cash equivalents - beginning of year	125,550	228,617	--
Cash and cash equivalents - end of year	$893,387	$125,550	$893,387

(Continued on following page.)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

(Continued from previous page.)

Supplemental disclosure of cash flow information:

Cash paid for interest during the years ended December 31, 2004 and 2003 was $0 and $0, respectively. Cash paid for interest expense from Inception (July 30, 1993) through December 31, 2004 was $68,164.

Supplemental disclosure of non-cash activity:

During the year ended December 31, 2004, the Company issued 250,000 warrants to a consultant valued at $20,148.

During the year ended December 31, 2004, the Company converted $2,490,529 of notes payable and accrued interest into 35,949,972 shares of common stock.

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

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

BSI 2000, Inc. was formed on July 30, 1993 and is a value-added reseller (“VAR”) of LaserCard’s® optical cards and optical card readers. As a VAR, BSI 2000, Inc. develops proprietary hardware and software adapting LaserCard’s® optical card technology for specific applications. BSI 2000 Inc.’s products are designed as turnkey solutions for identified commercial and governmental card-based information needs.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company’s cash and cash equivalents exceed federally insured limits.

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

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue in compliance with SAB 104, “Revenue Recognition in Financial Statements.” Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through December 31, 2004, revenues earned represented sales to distributors of demonstration units of the Company’s products.

Transaction based revenue is recognized as transactions are completed and are billed monthly based on service agreement rates in effect.

Distribution rights revenue is recognized ratable over the life of each underlying distribution agreement.

Intangible Assets

Intangibles include trademarks and patents, which are recorded at cost. These patents are awaiting approval from the U.S. Patent office. Once accepted, the Company will begin amortization over the life of the patent. If patents are not awarded, the related costs will be expensed.

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

Costs incurred to date for the development of the Company’s products have been charged to expense as incurred. Future costs may be capitalized to the extent they meet the requirements of SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Stock-Based Compensation

During the year ended December 31, 2004, the Company has issued options to employees to purchase 3,387,500 shares of common stock at an exercise prices ranging from $.04 to $0.11. Of the 3,387,500 options issued during 2004, 1,127,500 were vested at the date of grant with the remainder vesting in 2005 through 2007.

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for awards under the stock option plan as the exercise prices equaled or exceeded their fair value of the underlying stock as determined by the Board of Directors. Had compensation cost for the Company’s options issued to employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss would have been changed to the pro forma amount indicated below at December 31, 2004:

Net loss - as reported	$(2,169,238)
Deduct recorded employee compensation expense	--
Add fair value of employee compensation expense	(86,899)
Net loss - pro forma	$(2,256,137)
Net loss per share-pro forma	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used at December 31, 2004:

Approximate risk free rate	4.25%
Average expected life	5 years
Dividend yield	0%
Weighted Average Volatility	85.28%
Estimated fair value of total options granted	$230,575

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

During February 2004, the Company granted warrants to purchase 250,000 shares of common stock to a consulting firm. The warrants are exercisable at $.12 per share for a period of five years, and were fully vested on May 31, 2004. The warrants have been valued at $20,148 using the Black Scholes option pricing model with the following weighted-average assumptions used at December 31, 2004:

Approximate risk free rate	4.25%
Average expected life	5 years
Dividend yield	0%
Volatility	80.85%
Estimated fair value of total options granted	$20,148

The value of the warrants has been included in general and administrative expenses as of December 31, 2004.

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company adopted SFAS No. 145 January 1, 2003. Adoption of SFAS No. 145 did not have a material impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this statement on January 1, 2003; adoption did not have an effect on results of operations and financial position.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions.” SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. Adoption of SFAS No. 147 did not have a material impact on the Company.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company adopted the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, the Company is not a guarantor of indebtedness of others.

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The transitional provisions did not have an impact on the Company’s financial statements as it has elected to retain the intrinsic value method. The provisions relating to annual and interim disclosures have changed the manner in which the Company discloses information regarding stock-based compensation.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46)”. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it does not have any variable interest entities as of December 31, 2004.

In April 2003, FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has not entered into any transactions of this type.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. The Company will adopt, as required, SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006. Management expects that the impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense on the statement of operations.

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced losses since inception (July 30, 1993) through December 31, 2004 of $7,449,527. The Company has working capital of $258,381 and stockholder’s deficit of $419,893 as of December 31, 2004 and used cash of $2,139,381 in its 2004 operations.

The extended period over which losses have been experienced is principally attributable to two factors, lack of capital and the type of potential customers. Lack of capital has prevented the Company from quickly developing and aggressively marketing its products. In addition, most of the Company’s potential customers are large corporations or governments. Adopting the Company’s products will in many cases require changing the way business is done.

The Company has made advances in the sales process with several potentially large customers. Although there are no assurances that the Company will be successful, in order to fund activities until positive operating cash flow can be achieved, the Company has implemented the plan described below.

During the first quarter of 2003, the Company signed an agreement to merge with a small public company (Note 3). The transaction was a reverse acquisition with the Company as the accounting acquirer. The Company became a wholly owned subsidiary of the public company, the Company’s shareholders became the majority shareholders of the public company, and the public company will changed its name to “BSI2000, Inc.”

On October 31, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP (Cornell). Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $15 million (Note 5).

On October 8, 2004 through January 20, 2005 the company issued a $1,250,000 convertible debenture to Cornell Capital Partners, LP. (See note 5).

The Company expects that the capital raised in the transactions described above will be sufficient to fund the Company’s activities until positive operating cash flow is achieved

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 3 - Reverse Acquisition

On March 31, 2003 the reverse triangular merger between the Company and Knowledge Foundation, Inc. closed. As a result of the closing BSI2000, Inc. became a 100% owned subsidiary of Knowledge Foundations, Inc. Also as result of the closing Knowledge Foundations, Inc.’s name changed to BSI2000, Inc. (“new BSI”) and BSI2000, Inc.’s name changed to BSI Operating, Inc. (“old BSI”).

Immediately prior to the closing all of Knowledge Foundation, Inc.’s assets and all but $56,825 of its liabilities (see below) were spun-off to certain of its shareholders in exchange for 34,105,900 shares of common stock, which were then canceled. After the spin-off 5,027,818 shares of Knowledge Foundations, Inc. common stock (“new BSI stock”) remained outstanding.

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 3 - Reverse Acquisition (continued)

Knowledge Foundations, Inc. (“new BSI”) acquired BSI2000, Inc. (“old BSI”) by issuing 45,122,570 of its common shares (“new BSI stock”) to stockholders of BSI2000, Inc. (“old BSI”) in exchange for 100% of the outstanding 8,786,900 common shares of BSI2000, Inc. (“old BSI stock”).

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

Note 4 - Furniture and Fixtures

Property and equipment consist of the following at December 31, 2004:

Leasehold improvements	$18,744
Software	7,919
Equipment	103,091
Furniture	36,588
166,342
Less accumulated depreciation	(122,217)
$44,125

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 5 - Convertible Debt

On October 31, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $15.0 million. Subject to certain conditions, the Company is entitled to commence drawing down on the Equity Line of Credit effective on December 9, 2003, the effective date of the registration statement filed with The Securities and Exchange commission, and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell received 1,875,000 shares of the Company’s common stock as a one-time commitment fee and is entitled to retain a fee of 4.0% of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on the Company’s stock price on July 7, 2003, the date the Company agreed to engage the placement agent.

On October 7, 2004, the Company issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners, LP (“Cornell”) that is due October 7, 2007. On December 10, 2004, the Company issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners, LP (“Cornell”) that is due December 10, 2007. On January 19, 2005, the Company issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners, LP (“Cornell”) that is due January 19, 2008. The debentures are convertible into the Company’s common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (October 7, 2007, December 10, 2007 and January 20, 2008, respectively) or 80% of the average of the three (3) lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of the Company’s common stock for the five (5) trading days immediately preceding the conversion date (date on which the Company receives a notice of conversion from Cornell). The debentures will automatically convert into the Company’s common stock on the third anniversary of issuance. The Company has the right to redeem the debentures with three (3) days advance notice any or all of the outstanding debenture amount at its sole discretion.

The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture.

The Company received $500,000 on October 7, 2004, less a 10% fee of $50,000 and $10,000 for legal costs. The Company received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 20, 2005.

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 5 - Convertible Debt (continued)

In the event that the Company exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell shall receive for every $100,000 invested a warrant to purchase 50,000 shares of the Company’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

Convertible notes payable consist of the following at December 31, 2004:

Secured promissory note issued to Cornell, due on March 11, 2005 and secured by substantially all of Company’s non-cash assets. The note bears interest at 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $37,500, of which $29,167 is unamortized at December 31, 2004. Subsequent to December 31, 2004 and through March 11, 2005, Cornell converted $300,000 of the debt into 8,381,359 shares of common stock of the Company.	$500,000

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 5 - Convertible Debt (continued)

Convertible secured promissory note issued to Cornell, bearing interest at 5% and due on October 7, 2007. The debenture is convertible at Cornell’s option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $60,000, of which $55,000 is unamortized at December 31, 2004. Subsequent to December 31, 2004, Cornell converted $0 of the debt into 0 shares of common stock of the Company.
500,000
Convertible secured promissory note issued to Cornell, bearing interest at 5% and due on December 10, 2007. The debenture is convertible at Cornell’s option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $50,000, of which $48,611 is unamortized at December 31, 2004. Subsequent to December 31, 2004, Cornell converted $0 of the debt into 0 shares of common stock of the Company.
500,000
Fees and discounts	(132,778)
1,367,222
Less current portion	(470,833)
$896,389

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 6 - Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 6 - Commitments and Contingencies (continued)

Consulting Agreement

In September 2003, the Company entered into a consulting agreement for a term of six months. Under the term of the agreement, the Company paid a monthly fee of $3,500 for services performed. As of December 31, 2004, this agreement had been terminated.

In February 2004, the Company entered into a consulting agreement through July 31, 2004. The Company is obligated to pay $7,000 per month plus expenses for services performed. The Company granted five-year warrants to purchase 250,000 shares of the Company’s common stock at the closing price on February 1, 2004. Since August 1, 2004, this agreement has continued on a month to month basis.

Note 7 - Stockholders’ Equity

Stock Issued to Founders

During the period from Inception (July 30, 1993) through December 31, 1993, the Company issued shares of common stock to the founders for prior services at $4.34 per share, which was the value consistent with the cash sales of stock immediately preceding the issuance.

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

Private Offerings

On September 13, 2004, the Company issued 990,099 shares of common stock under the Equity Line of Credit Agreement to Cornell Capital for $50,000 cash. Costs associated with this transaction were $2,500.

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

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 7 - Stockholders’ Equity (continued)

Stock Options

During the period ended December 31, 2004, the Company has issued options to employees to purchase 4,310,000 shares of common stock at an exercise prices ranging from $.04 to $0.11. Of the 4,310,000 options issued during 2004, 1,142,500 were vested at the date of grant with the remainder vesting in 2005 through 2007.

The following table presents the activity for options outstanding:

		Weighted
	Incentive	Average
	Stock	Exercise
	Options	Price

Outstanding - December 31, 2003	--	$--
Granted	4,310,000.104
Forfeited/canceled	(1,212,500)	(.110)
Exercised	--	--
Outstanding - December 31, 2004	3,097,500	$.101

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure”). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation’s net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,
	2004	2003	2004

Net loss - as reported	$(2,169,238)	$(1,568,978)	$(7,449,527)
Net loss - pro forma	$(2,256,137)	$(1,568,978)	$(7,536,426)
Basic loss per common share - as reported	$(0.03)	$(0.04)	$(0.56)
Basic loss per common share - pro forma	$(0.03)	$(0.04)	$(0.56)

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 7 - Stockholders’ Equity (continued)

Stock Options (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: expected life of 5 years, 85.28% weighted average volatility, risk free rate interest rate of 4.25% and a 0% dividend yield.

Warrants

During February 2004, the Company granted warrants to purchase 250,000 shares of common stock to a consulting firm. The warrants are exercisable at $.12 per share for a period of five years, and were fully vested on May 31, 2004. The warrants have been valued at $20,148 using the Black Scholes option pricing model with the following weighted-average assumptions used at December 31, 2004:

Approximate risk free rate	4.25%
Average expected life	5 years
Dividend yield	0%
Volatility	80.85%
Estimated fair value of total options granted	$20,148

The Company issued warrants to purchase 2,250,000 shares common stock to a consulting firms that are exercisable at $.061 per share for a period of five years. These warrants vest according to specific performance criteria that were not met as of December 31, 2004. Accordingly, no expense has been recorded in these financial statements with respect to these warrants.

The following table presents the activity for warrants outstanding:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding - December 31, 2003	--	$--
Issued	2,500,000.067
Outstanding - December 31, 2004	2,500,000	$.067

During September 2004, the Board of Directors approved an amendment of the articles of incorporation to increase the authorized number of common shares from 100,000,000 to 200,000,000.

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 7 - Stockholders’ Equity (continued)

Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share:

			Inception (July 30, 1993) through
	December 31,	December 31,	December 31,
	2004	2003	2004

Numerator for basic earnings per share	$(2,150,895)	$(1,568,978)	$(7,431,184)
Numerator for diluted income per common share	$(2,150,895)	$(1,568,978)	$(7,431,184)
Denominator for basic earnings per share - weighted average shares	72,506,696	41,412,101	13,384,466
Denominator for diluted earnings per share - adjusted weighted average shares	72,506,696	41,412,101	13,384,466
Diluted income per common share	$(0.03)	$(0.04)	$(0.56)

Note 8 - Income Taxes

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

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 8 - Income Taxes (continued)

At December 31, 2004, the Company had federal net operating losses of approximately $6.3 million. Utilization of the net operating loss, which expires at various times starting in 2009, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are approximately as follows:

	For the Years Ended
	December 31,
	2004	2003

Net operating loss	$2,205,000	$1,439,000
Total deferred tax assets	2,205,000	1,439,000
Valuation allowance	(2,205,000)	(1,439,000)

Net deferred tax asset	$--	$--

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the statements of income:

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,
	2004	2003	2004

Federal tax benefit at statutory rates	$762,000	$550,000	$2,201,000
State tax benefit at statutory rates	72,000	47,000	195,000
Valuation allowance	(834,000)	(597,000)	(2,396,000)
Reported income tax benefit	$--	$--	$--

BSI 2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 9 - Subsequent Event (Unaudited)

Subsequent to December 31, 2004, the Company issued one additional convertible debenture to Cornell for $250,000 and converted outstanding debt of $300,000 into 8,381,359 shares of common stock of the Company.