Form 10QSB
period 2005-03-31
BSI2000 INC
filed 2005-05-13
CIK 1099780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                           Commission File No. 0-28287

                                  BSI2000, INC.
                                  -------------
        (Exact name of small business issued as specified in its charter)

         Delaware                                        84-0418749
         --------                                        ----------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
     of Incorporation)
                        12600 W. Colfax Ave., Suite B410,
                               Lakewood, CO 80215
                               ------------------
                    (Address of Principal Executive Offices)

                                 (303) 231-9095
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: AS OF MAY 1, 2005 THERE WERE 105,965,832 OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, $0.001 PAR VALUE.

Transitional Small Business Disclosure Format:                Yes |_|  No |X|

                                  BSI2000, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART 1.........................................................................3
FINANCIAL INFORMATION..........................................................3
   ITEM 1.  FINANCIAL STATEMENTS...............................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........16
   ITEM 3.  CONTROLS AND PROCEDURES...........................................29
PART II.......................................................................30
OTHER INFORMATION.............................................................30
   ITEM 1.  LEGAL PROCEEDINGS.................................................30
   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......30
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................30
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............30
   ITEM 5.  OTHER INFORMATION.................................................30
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................31
SIGNATURES....................................................................35

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  BSI2000, INC.
                        CONSOLIDATED FINANCIAL STATEMENT

                              As of March 31, 2005

                          INDEX TO FINANCIAL STATEMENTS

                                                                  Page Number
                                                                  -----------
CONSOLIDATED BALANCE SHEETS                                            5

CONSOLIDATED STATEMENTS OF OPERATIONS                                  6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT             7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           10-15

                                  BSI2000, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                                                                March 31,
                                                                                  2005       December 31,
                                                                               (unaudited)      2004
                                                                               -----------    -----------
                                         Assets
Current assets
   Cash and cash equivalents                                                   $   378,205    $   893,387
   Inventories                                                                      72,487         50,370
   Other current assets                                                              8,231          3,432
                                                                               -----------    -----------
        Total current assets                                                       458,923        947,189
                                                                               -----------    -----------
Non-current assets
   Property and equipment, net                                                      49,847         44,125
   Intangible assets, net                                                          202,918        182,966
   Other long-term assets                                                            4,232          4,232
                                                                               -----------    -----------
        Total non-current assets                                                   256,997        231,323
                                                                               -----------    -----------
Total assets                                                                   $   715,920    $ 1,178,512
                                                                               ===========    ===========

                         Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable                                                            $   146,536    $   184,269
   Accrued liabilities                                                              39,575         27,331
   Deferred revenue, current portion                                                 6,375          6,375
   Convertible notes payable, current portion                                      175,000        470,833
                                                                               -----------    -----------
        Total current liabilities                                                  367,486        688,808
Deferred revenue, long-term portion                                                 11,615         13,208
Convertible notes payable, less current portion                                  1,082,639        896,389
Commitments and contingencies
Stockholders' equity (deficit)
   Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares
    issued and outstanding                                                              --             --
   Common stock, $.001 par value, 200,000,000 shares authorized, 101,692,328
    and 90,891,798 shares issued and outstanding, respectively                     101,692         90,892
   Additional paid-in capital                                                    7,310,129      6,938,742
   Accumulated deficit                                                          (8,157,641)    (7,449,527)
                                                                               -----------    -----------
        Total stockholders' deficit                                               (745,820)      (419,893)
                                                                               -----------    -----------
Total liabilities and stockholders' deficit                                    $   715,920    $ 1,178,512
                                                                               ===========    ===========

                 See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                               For the Period from
                                                                                    Inception
                                                   For the Three Months Ended    (July 30, 1993)
                                                             March 31,               through
                                                   ----------------------------     March 31,
                                                      2005             2004           2005
                                                   (unaudited)      (unaudited)    (unaudited)
                                                   ------------    ------------    ------------
Revenues                                           $      1,594    $      1,250    $    103,242
                                                   ------------    ------------    ------------

Cost of goods sold                                           --              --          67,986
                                                   ------------    ------------    ------------

Gross profit                                              1,594           1,250          35,256
                                                   ------------    ------------    ------------

Operating expenses
   Selling expenses                                     121,370          87,121       1,528,150
   General and administrative                           333,630         260,951       3,966,145
   Stock-based compensation expense                          --              --         253,741
   Research and development                             197,917         115,109       2,101,441
                                                   ------------    ------------    ------------
     Total operating expenses                           652,917         463,181       7,849,477
                                                   ------------    ------------    ------------
Other income (expense)
   Interest expense                                     (19,432)        (22,577)       (202,661)
   Interest income                                        3,058               1          26,105
   Financing costs                                      (40,417)        (35,428)       (250,390)
   Other expense                                             --              --          83,526
                                                   ------------    ------------    ------------
     Total other (expense)                              (56,791)        (58,004)       (343,420)
                                                   ------------    ------------    ------------
Net loss                                           $   (708,114)   $   (519,935)   $ (8,157,641)
                                                   ============    ============    ============
Basic and diluted weighted average common shares
 outstanding                                         95,398,613      57,032,162      15,156,787
                                                   ============    ============    ============

Basic and diluted loss per common share            $      (0.01)   $      (0.01)   $      (0.54)
                                                   ============    ============    ============

                 See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A Development Stage Company)

           Consolidated Statement of Changes in Stockholders' Deficit
              For the Three Months Ended March 31, 2005 (Unaudited)

                                                                               Accumulated
                                           Common Stock        Additional    Deficit During
                                   -------------------------     Paid-in     the Development  Total Equity
                                      Shares        Amount       Capital         Stage         (Deficit)
                                   -----------   -----------   -----------   -----------     -----------
Balance - December 31, 2004         90,891,798   $    90,892   $ 6,938,742   $(7,449,527)    $  (419,893)
Stock issued for debt conversion    10,800,530        10,800       371,387            --         382,187
Net loss                                    --            --            --      (708,114)       (708,114)
                                   -----------   -----------   -----------   -----------     -----------

Balance - March 31, 2005           101,692,328   $   101,692   $ 7,310,129   $(8,157,641)    $  (745,820)
                                   ===========   ===========   ===========   ===========     ===========

                 See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   For the Period from
                                                                                       Inception
                                                       Three Months Ended March 31,    (July 30,
                                                       ----------------------------  1993) through
                                                          2005           2004       March 31, 2005
                                                       (unaudited)    (unaudited)     (unaudited)
                                                       -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                            $  (708,114)   $  (519,935)   $(8,157,641)
                                                       -----------    -----------    -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Depreciation and amortization expense                   4,664          5,634        127,977
     Gain on forgiveness of debt                                --             --        (65,485)
     Gain on disposal of fixed assets                           --             --           (250)
     Stock based compensation                                   --             --        273,889
     Changes in assets and liabilities
       Accounts receivable                                      --        (10,000)            --
       Inventories                                         (22,116)       (13,756)       (72,486)
       Other current assets                                 (4,799)          (965)        (8,231)
       Other long-term assets                                   --             --         (4,232)
       Accounts payable                                    (37,733)       (36,852)       200,599
       Deferred revenue                                     (1,594)        18,750         17,989
       Accrued liabilities                                  12,244         (4,834)        93,124
                                                       -----------    -----------    -----------
                                                           (49,334)       (42,023)       562,894
                                                       -----------    -----------    -----------
         Net cash used in operating activities            (757,448)      (561,958)    (7,594,747)
                                                       -----------    -----------    -----------

Cash flows from investing activities
   Redemption of certificates of deposit                        --             --         35,000
   Purchase of certificate of deposit                           --             --        (35,000)
   Proceeds from fixed asset disposals                          --             --            250
   Purchase of fixed assets                                (10,183)        (2,612)      (129,065)
   Patent application                                      (20,155)       (50,604)      (203,323)
                                                       -----------    -----------    -----------
         Net cash used in investing activities             (30,338)       (53,216)      (332,138)
                                                       -----------    -----------    -----------

Cash flows from financing activities
   Proceeds from issuance of common stock                                      --      3,324,341
   Repayment on long-term debt                                  --             --        (81,516)
   Proceeds from long-term debt                                 --             --        919,500
   Net proceeds from convertible notes payable             272,604        517,819      4,180,355
   Repayment on capital lease obligations                       --             --        (37,590)
                                                       -----------    -----------    -----------
         Net cash provided by financing activities         272,604        517,819      8,305,090
                                                       -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents      (515,182)       (97,355)       378,205

Cash and cash equivalents - beginning of period            893,387        125,550             --
                                                       -----------    -----------    -----------

Cash and cash equivalents - end of period              $   378,205    $    28,195    $   378,205
                                                       ===========    ===========    ===========

                 See notes to consolidated financial statements.

                                                   (Continued on following page)

                                  BSI2000, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(Continued from previous page)

Supplemental disclosure of cash flow information:

BSI did not pay cash for interest expense or income taxes during the year ended December 31, 2004 or during the three-month period ended March 31, 2005. Cash paid for interest expense from Inception (July 30, 1993) through March 31, 2005 was $68,164.

Supplemental disclosure of non-cash activity:

During the three months ended March 31, 2005, BSI converted $382,187 of notes payable and accrued interest into 10,800,530 shares of common stock.

During the year ended December 31, 2004, BSI converted $2,490,529 of notes payable and accrued interest into 35,949,972 shares of common stock.

During the year ended December 31, 2004, BSI issued 250,000 warrants to a consultant valued at $20,148.

During the three months ended March 31, 2004, BSI converted $619,891 of notes payable and accrued interest into 6,389,876 shares of common stock.

During the year ended December 31, 2003, BSI converted $50,000 of notes payable into 390,625 shares of common stock.

Effective March 31, 2003, BSI entered into a merger agreement, which has been accounted for as a reverse acquisition. No assets were acquired. As a result of the merger, there was an increase of 41,363,488 shares of common stock outstanding in the surviving company.

As part of the merger, BSI assumed an existing liability of $56,825, which has been funded through a note receivable from shareholders of BSI.

During the year ended December 31, 2002, BSI converted $812,326 of notes payable and $53,049 of accrued interest into 1,159,426 shares of common stock.

During the year ended December 31, 2002, BSI converted $25,500 of accounts payable and accrued liabilities into 25,000 shares of common stock.

During the year ended December 31, 2001, BSI converted accrued wages totaling $56,736 into 2,500,000 shares of common stock.

During the year ended December 31, 1999, BSI converted $29,063 from accounts payable to notes payable.

In September 1998, BSI obtained fixed assets totaling $37,590 through a capital lease. In addition, BSI financed leasehold improvements in the amount of $16,000 through a note payable.

                 See notes to consolidated financial statements.

                                  BSI2000, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

BSI2000, Inc. ("BSI") was formed on July 30, 1993 and is a value-added reseller ("VAR") of LaserCard's(R) optical cards and optical card readers. As a VAR, BSI develops proprietary hardware and software adapting LaserCard's(R) optical card technology for specific applications. BSI's products are designed as turnkey solutions for identified commercial and governmental card-based information needs.

BSI is a development stage company that has not had any significant revenue since inception. There is no assurance that BSI will generate significant revenue or earn a profit in the future.

Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of BSI
and  its  subsidiary,   BSI  Operating,   Inc.  All  intercompany  accounts  and
transactions have been eliminated in consolidation.

Cash and Cash Equivalents

BSI considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. BSI continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically throughout the year, BSI's cash and cash equivalents exceed federally insured limits.

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

Revenue Recognition

BSI recognizes revenue in compliance with SAB 104, "Revenue Recognition in Financial Statements." Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through March 31, 2005, revenues earned represented sales to distributors of demonstration units of BSI's products.

Transaction-based revenue is recognized as transactions are completed and are billed monthly based on service agreement rates in effect.

Distribution rights revenue is deferred and recognized ratably over the life of each underlying distribution agreement.

                                  BSI2000, INC.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangibles include trademarks and patents, which are recorded at cost. These patents are awaiting approval from the United States Patent and Trademark Office. Once accepted, BSI will begin amortization over the life of the patent. If patents are not awarded, the related costs will be expensed.

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

Costs incurred to date for the development of BSI's products have been charged to expense as incurred. Future costs may be capitalized to the extent they meet the requirements of Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

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

Stock-Based Compensation

BSI accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for awards under BSI's stock option plan as the exercise prices equaled or exceeded their fair value of the underlying stock as determined by the board of directors. Had compensation cost for BSI's options issued to employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, BSI's net loss would have been changed to the pro forma amount indicated below at March 31, 2005:

      Reported Net loss                                 $(708,114)
      Deduct recorded employee compensation expense            --
      Add fair value of employee compensation expense      (2,454)
                                                        ---------
      Net loss - pro forma                              $(710,568)
                                                        =========
      Net loss per share-pro forma                      $   (0.01)
                                                        =========

                                  BSI2000, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   Option   Pricing  Model  with  the  following   weighted-average
assumptions used at March 31, 2005:

      Approximate risk free rate                            4.25%
      Average expected life                               5 years
      Dividend yield                                           0%
      Volatility                                           77.93%
      Estimated fair value of total options granted     $   6,646

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. BSI has experienced losses since inception (July 30, 1993) through March 31, 2005 of $8,157,641. For the three months ended March 31, 2005, BSI has a net loss of $708,114. BSI had working capital of $91,437 and stockholder's deficit of $745,820 as of March 31, 2005, and used cash of $757,448 in the first three months of operations in 2005.

The extended period over which losses have been experienced is principally attributable to two factors: lack of capital and the type of potential customers. Lack of capital has prevented BSI from quickly developing and aggressively marketing its products. In addition, most of BSI's potential customers are large corporations or governments. Adopting BSI's products will in many cases require changing the way business is done.

BSI has made advances in the sales process with several potentially large customers. Although there are no assurances that BSI will be successful, in order to fund activities until positive operating cash flow can be achieved, BSI has implemented the plan described below.

During the first quarter of 2003, BSI signed an agreement to merge with a small public company (see Note 3). The transaction was a reverse acquisition with BSI as the accounting acquirer. BSI became a wholly-owned subsidiary of the public company, BSI's shareholders became the majority shareholders of the public company, and the public company changed its name to "BSI, Inc."

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP. Under this agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million (see Note 4).

On October 8, 2004 BSI issued a $1,250,000 convertible debenture to Cornell Capital Partners (see Note 4).

BSI expects that the capital raised in the transactions described above will be sufficient to fund BSI's activities until positive operating cash flow is achieved.

Note 3 - Reverse Acquisition

On March 31, 2003, the reverse triangular merger between BSI2000, Inc. and Knowledge Foundations, Inc. closed. As a result of the closing BSI2000, Inc. became a 100% owned subsidiary of Knowledge Foundations. Also as result of the closing, Knowledge Foundations' name changed to BSI2000, Inc. and BSI2000, Inc.'s name changed to BSI Operating, Inc.

Immediately prior to the closing, all of Knowledge Foundations' assets and all but $56,825 of its liabilities (see below) were spun-off to certain of its shareholders in exchange for 34,105,900 shares of common stock, which were then canceled. After the spin-off 5,027,818 shares of Knowledge Foundations common stock remained outstanding.

                                  BSI2000, INC.
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)

Note 3 - Reverse Acquisition (continued)

Knowledge Foundations acquired BSI by issuing 45,122,570 of its common shares to stockholders of BSI in exchange for 100% of the outstanding 8,786,900 common shares of BSI.

For financial reporting purposes the transaction has been accounted for as a re-capitalization of BSI. Accordingly the net increase in the outstanding shares of 41,363,488 resulting from the above transactions has been reflected in the financial statements as shares issued in connection with the re-capitalization of BSI. In recording the re-capitalization transaction $4,121,307 has been reclassified from common stock to additional paid in capital.

As a result of the accounting method adopted to record the merger, for financial reporting purposes the historical financial statements of BSI, and only the historical financial statements of BSI, have become the historical financial statements of the continuing entity. Historical financial statements of Knowledge Foundations are not presented.

The terms of the merger agreement between BSI and Knowledge Foundations provided that the liabilities of Knowledge Foundations at the closing would not exceed $15,000. However, at the closing Knowledge Foundations had a note payable and accrued interest outstanding in the amount of $56,825. In order to off-set this liability certain shareholders of Knowledge Foundations executed a note payable to BSI in the amount of $56,825. The Knowledge Foundations note and accrued interest have been recorded as a reduction of additional paid in capital. The note receivable from the Knowledge Foundations stockholders has been recorded as an increase to additional paid in capital.

Note 4 - Convertible Debt

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI is entitled to commence drawing down on the Equity Line of Credit effective on December 9, 2003, the effective date of the registration statement filed with the United States Securities and Exchange Commission, and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,875,000 shares of BSI's common stock as a one-time commitment fee and is entitled to retain a fee of up to 4% of each advance. In addition, BSI entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, BSI paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on BSI's stock price on July 7, 2003, the date BSI agreed to engage the placement agent.

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007. On December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners, LP that is due December 10, 2007. On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners, LP that is due January 19, 2008. The debentures are convertible into BSI's common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI's common stock for the five trading days immediately preceding the conversion date (i.e., date on which BSI receives a notice of conversion from Cornell Capital Partners). The debentures will automatically convert into BSI's common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three (3) days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture.

                                  BSI2000, INC.
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)

Note 4 - Convertible Debt (continued)

BSI received $500,000 on October 7, 2004, less a 10% fee of $50,000, and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 19, 2005.

In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI's common stock. The warrant will have "piggy-back" registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the Volume Weighted Average Price on the closing date.

Convertible notes payable consist of the following at March 31, 2005:

Convertible  secured  promissory note issued to Cornell Capital  Partners,  bearing  interest at 5% and due on
October 7, 2007. The debenture is convertible at Cornell Capital  Partners'  option at any time up to maturity at a  conversion  price equal to the lower of (i) 120% of the closing bid price of the common  stock as of the closing  date or (ii) 80% of the  lowest  closing  bid price of the  common  stock for the five  trading  days immediately  preceding  the  conversion  date.  At  maturity,  BSI has the option to either pay the holder the outstanding  principal  balance and accrued  interest or to convert the debentures into shares of common stock at a  conversion  price  previously  described.  BSI has the right to redeem the  debentures  upon thirty days notice for 120% of the amount  redeemed.  Discounts  and fees paid to obtain the loan were  $60,000,  of which
$50,000 is unamortized at March 31,  2005.  Subsequent to March 31,  2005,  Cornell Capital Partners converted
$100,000 of the debt into 4,273,504 shares of common stock of BSI.                                                      450,000

Convertible  secured  promissory note issued to Cornell Capital  Partners,  bearing  interest at 5% and due on
December  10, 2007.  The  debenture  is  convertible  at Cornell  Capital  Partners'  option at any time up to maturity at a conversion  price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest  closing bid price of the common stock for the five trading days immediately  preceding  the  conversion  date.  At  maturity,  BSI has the option to either pay the holder the outstanding  principal  balance and accrued  interest or to convert the debentures into shares of common stock at a  conversion  price  previously  described.  BSI has the right to redeem the  debentures  upon thirty days notice for 120% of the amount  redeemed.  Discounts  and fees paid to obtain the loan were  $50,000,  of which
$44,444 is unamortized at March 31, 2005.                                                                               500,000

Convertible  secured  promissory note issued to Cornell Capital  Partners,  bearing  interest at 5% and due on
January  19,  2008.  The  debenture  is  convertible  at Cornell  Capital  Partners'  option at any time up to maturity at a conversion  price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest  closing bid price of the common stock for the five trading days immediately  preceding  the  conversion  date.  At  maturity,  BSI has the option to either pay the holder the outstanding  principal  balance and accrued  interest or to convert the debentures into shares of common stock at a  conversion  price  previously  described.  BSI has the right to redeem the  debentures  upon thirty days notice for 120% of the amount  redeemed.  Discounts  and fees paid to obtain the loan were  $25,000,  of which
$22,917 is unamortized at March 31, 2005.                                                                               250,000
Secured  promissory  note  issued  to  Cornell  Capital  Partners,  due  on  March 11,  2005  and  secured  by substantially  all of Company's  non-cash assets.  The note bears interest at 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due.  Discounts  and fees paid to obtain the loan were $37,500,  of which $0 is  unamortized  at March 31,  2005.  Subsequent  to December 31, 2004,  BSI issued
8,984,557  shares of common stock,  the proceeds of which were used to repay  $375,000 of the note.  This note
is currently in default.                                                                                             $  175,000

Fees and discounts                                                                                                     (117,361)
                                                                                                                     ----------
Less current portion                                                                                                   (175,000)
                                                                                                                     ----------
                                                                                                                     $1,082,639
                                                                                                                     ==========

                                  BSI2000, INC.
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)

Note 5-Shareholders' Equity

On September 13, 2004, BSI issued 990,019 shares of common stock under the Equity Line of Credit Agreement to Cornell Capital Partners for $50,000 cash. Costs associated with this transaction were $2,500.

During September 2004, the board of directors approved an amendment of the Articles of Incorporation to increase the authorized number of common shares from 100,000,000 to 200,000,000.

During February 2004, BSI granted warrants to purchase 250,000 shares of common stock to a consulting firm. The warrants are exercisable at $.12 per share for a period of five years, and were fully vested on May 31, 2004. The warrants have been valued at $20,148 using the Black Scholes Option Pricing Model with the following weighted-average assumptions used:

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

During May 2004, BSI granted warrants to purchase 1,250,000 shares of common stock to a consulting firm. The warrants are exercisable at $.12 per share for a period of five years, and vest upon the award of at least a $1,000,000 contract to BSI that was introduced by the consultant. This contract has been cancelled by BSI, with a settlement currently being negotiated.

Note 6 - Subsequent Events

Subsequent to March 31, 2005, BSI converted outstanding debt and accrued interest of $100,000 into 4,273,504 shares of common stock of BSI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

      Forward-Looking Statements

      This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) BSI's projected sales and profitability, (b) BSI's growth strategies, (c) anticipated trends in BSI's industry, (d) BSI's future financing plans, (e) BSI's anticipated needs for working capital, (f) BSI's lack of operational experience, and (g) the benefits related to ownership of BSI's common stock. Forward-looking statements, which involve assumptions and describe BSI's future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause BSI's actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis Or Plan of Operations" as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation the matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of BSI's views as of the date the statement was made. BSI undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Business

      BSI, Inc. was incorporated under the name Unified Data Link, Incorporated in July 1993, and changed its name to Bank Systems 2000, Inc. in April 1995. The company changed its name to BSI, Inc. on May 19, 1995. BSI has a contract to buy optical cards, card reader heads, and software from LaserCard Systems Corporation, a division of Drexler Technology under a value-added reseller volume pricing agreement. BSI develops and markets proprietary applications of optical card technology, using the LaserCard(R) products.

      BSI's management believes that government agencies and companies in many industries have interest in developing new identification systems and end-user data management techniques that integrate carried data that can be updated onsite. For example, BSI management has presented its technology to the U.S. Department of Homeland Security, the new Transportation Security Administration, the U.S. Maritime Administration, the U.S. Coast Guard, several port authorities, and others that have expressed interest. The U.S. Immigration and Naturalization Service (the "INS") purchased a pilot unit from BSI in 2003; however, no other entities, including the foregoing, have purchased product from BSI as of the date hereof. BSI management has also presented its technology to commercial companies resulting in teaming and strategic alliance agreements with several such companies.

      BSI has developed technology that integrates special hardware and proprietary, patent-pending software, to provide turnkey optical card systems for the national identification and other card markets. BSI develops software applications for commercial and government customers. We expect to sell secure encrypted optical cards for distribution to customers' end-users (e.g., employees, patients, immigrants, etc.), as well as reading/writing transaction processing units that confirm the card carrier's identity with biometrics and allow updating of the information on the card, as well as providing a complete audit trail of the use of the card. Each optical card system is developed specifically for the customer's needs. Categories of development for prospective customers include government agencies, industrial companies, and healthcare providers.

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

      The plastic cards, which are about the same size as credit cards, are produced by the end-user to a customer employee at a transaction station (e.g., in a hospital, at a border crossing, etc.). The cards are first "read" at the station: user identification is visually confirmed by display of a color photograph (stored in the card) on the monitor, and digitally confirmed by comparing the user's fingerprint (also stored in the card) to the optical reading of the user's fingerprint at the transaction station. Then, the transaction station reads extensive data from the card, and new information can be added with a computer keyboard. The units run on AC current and are about the size of a shoebox. In contrast to "smart card" systems in which the card reader usually runs off a personal computer, all the optical card unit's computing power is contained in the unit; the unit cannot be used for any other purpose, and usually is much easier to operate than smart card systems, which require a reader unit and a personal computer (not just the keyboard). Also, the card data is personal to the carrier. The transaction station manager cannot store or copy the card identification or any other data because the system is inherently offline (i.e., no online communications with a personal or main frame computer are needed to access the card).

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

      BSI's systems all use a specific variation or application of the standard BSI developed transaction software and hardware protocol (named "ToolKit 2000"). The ROM-resident real-time process control software, that is embedded in the processing unit, consists of a combination of the standard BSI C/C++ coded modules from the following list: Embedded Windows NT multitasking operating system interface; optical drive interface and control; TCP/IP communications control for partially online systems; digital input/output module control; external interface control; printer formatting and control; database systems; crypto system; magnetic stripe reader control; barcode scanner control; fingerprint identification and control; signature verification and control; and components. The optical card reader head and related software is purchased from LaserCard Systems Corporation.

      BSI continues to develop (and apply for patent protection covering) software in the area of strong encryption techniques and high-performance data management methods for optical card systems. BSI has approximately 30 patent applications pending and has been awarded one patent. These methods are required for secure and efficient optical card systems to be safely used in the field. Other patent applications cover the use of the technology.

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

      BSI has applied to the U.S. Patent & Trademark Office for the following patents among others: (i) a patent covering the uses or methods of using certain technology which it has developed, including methods for entering and storing medical records by using bar codes and optical scanning to rapidly update records in less than several minutes; (ii) a patent involving a novel method of recording medical information with automatic analysis of statistical trends of the data by using card-based heuristic software techniques; (iii) a patent involving drug testing and personnel access to controlled areas (for controlling checkout of company or agency tools and equipment); and (iv) a patent involving the use of biometric data (e.g., digital fingerprint, signature and photograph) for controlling access to equipment and other assets. To date, one patent has been issued to BSI. To date, BSI has filed approximately 30 patent applications in the U.S. and one in South Africa.

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

      3. Negotiate contracts to include the sale of transaction units, optical cards, replacement optical cards, and maintenance fees. We anticipate that the transaction units will be sold through the dominant companies with which we intend to associate. BSI intends to sell the systems with slim margins, because significantly more revenue can be obtained through selling the cards and through transaction fees. In the typical project, as much as 95% of the initial costs comes from the high margin cards. In some instances we may sell units at or below cost to access the revenue streams from cards and transactions. BSI intends to sell unique optical cards directly to customers, which are then distributed to end-users. The cost of optical cards is almost always the dominant initial expense for the customer. BSI's systems require BSI-supplied cards that must be cryptologically initialized and embossed with our logo. In addition, BSI intends to sell replacement cards to customers, who are used to replacing cards (e.g., VISA cards) every two years or so. BSI buys the stock cards from LaserCard Systems Corporation. BSI also warrants the transaction units for one year, then charges for maintenance.

      Current Contracts. It is important to note that BSI has not yet delivered product in any significant quantity; however, BSI has put into place various strategic teaming and alliance agreements with substantial external partner companies as follows:

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

      LaserCard Systems. BSI signed a one year agreement with LaserCard Systems Corporation on April 28, 2000, which was renewed on June 3, 2004 for a term expiring on June 4, 2005. LaserCard Systems Corporation has the right to sell its products to other resellers and end-users. To date, BSI has bought a limited amount of products from LaserCard Systems Corporation but will rely upon this vendor for cards and parts to satisfy orders received in the future.

      Competition. BSI has two sources of competition. In our opinion, the most serious competition comes from chip cards which are plastic credit card sized cards that contain embedded computer chips. Chip cards address markets where only very small amounts of low-value data is manipulated (e.g., telephone cards). We believe that applications that require larger amounts of data manipulation (e.g., medical cards) or higher security (e.g., bank cards) are better served by optical cards with their larger memory (1,000x), greater speed (30x for writing in data), and more robust reliability (i.e., impervious to static electricity and other environmental damage). However, most consumers are familiar with chip cards but not with optical cards.

      The other source of competition is tactical. BSI is aware of only one other competitor, Zerco Systems, Inc., a small company that markets embedded optical card systems of any form. BSI believes it can compete effectively against Zerco as Zerco sells to end-users (and to our knowledge, only those located in the U.S.), while BSI's strategy is to sell to larger companies, like L.C. Sistemia, on a worldwide basis.

      Manufacturing, Support And Facilities. BSI outsources hardware manufacturing to one or more contract assembly houses on a turnkey basis; the manufacturer manages all parts purchasing, inventory control, quality control, fabrication and assembly, testing, as well as burn-in operations.

      Fully tested and finished hardware products will be shipped to BSI's office in Lakewood, Colorado where the proprietary control and security software is loaded and crypto keys installed. After complete checkout, the finished software and hardware units are packaged, inventoried, and shipped to the end-user.

      We believe that the primary advantages to this approach include the ability to control inventory on an agile 30-day (or less) schedule; the ability to benefit from the parts purchasing power of a large assembler; and the elimination of direct purchasing and components overhead.

      Except for the card reader drives and heads BSI buys from LaserCard Systems Corporation, all purchased electronic components for the products are standard and commercially available from multiple sources. A typical BSI machine has several hundred inventoried components and subassemblies including a number of custom machined pieces.

      Employees. As of March 31, 2005, BSI had 11 full-time and no part-time employees, of which five are involved in software programming and support, five are involved in the marketing and deployment of product, and one is involved in BSI's administrative and financial operations. None of BSI's employees is represented by a labor union, and BSI has never experienced a work stoppage. BSI believe its relationship with its employees to be good. BSI's ability to achieve its financial and operational objectives depends in large part upon BSI's continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of BSI's senior management and key sales and technical personnel. See the section of this report entitled "Executive Compensation." Competition for such qualified personnel in BSI's industry and the geographical locations of BSI's offices is intense, particularly in software development and technical personnel.

      Research & Development. BSI expended $542,635 in 2004 for research and development ("R&D") purposes as compared to $446,605 in 2003. For the three months ended March 31, 2005, BSI expended $197,917 on R&D as compared to $115,104 for the comparable period in 2004. This increase is attributable to R&D components of $36,753, consulting fees of $64,248 and decreases in travel and entertainment, salaries and wages and other costs totaling $4,982. These costs were expensed as incurred and increased as a result of the needs identified relating to potential markets for BSI's products in various parts of the world.

      Building and Facilities. BSI leases 2,800 square feet of space at 12600 West Colfax Avenue, B410, Lakewood, Colorado. The lease, which expires on February 1, 2007, provides for rental payments of $4,349.04 per month plus payment of BSI's share of building operating expenses, such as real estate taxes, insurance and utilities. The offices house sales and marketing, software and hardware research and development as well as manufacturing control, limited inventory and other administrative tasks.

      Going Concern

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that the financial statements raise substantial doubt as to BSI's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,500,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities. However, no assurances can be given that BSI will be successful in such activities. Should it not be, the accompanying financial statements will be materially affected and our ability to continue as a going concern could be severely hampered. BSI estimates that its cash reserves on March 31, 2005 will sustain operations until May 2005.

      Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the accompanying financial statements.

      This discussion and analysis of BSI's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires BSI to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, BSI evaluates its estimates, including those related to allowance for doubtful accounts and deferred income tax assets. BSI bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. BSI's management has discussed the selection and development of its critical accounting policies, estimates and related disclosure with its board of directors.

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. BSI adopted SFAS No. 145 January 1, 2003. Adoption of SFAS No. 145 did not have a material impact on BSI.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. BSI adopted this statement on January 1, 2003; adoption did not have an effect on results of operations and financial position.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions." SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. Adoption of this statement did not have a material effect on BSI.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The transitional provisions did not have an impact on BSI's financial statements as it has elected to retain the intrinsic value method. The provisions relating to annual and interim disclosures have changed the manner in which BSI discloses information regarding stock-based compensation.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. BSI is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however we did not have any variable interest entities as of March 31, 2005.

      In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." BSI has not entered into any contracts of this type.

      In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on BSI's financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supersedes Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. BSI will adopt, as required, SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006. Management expects that the impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense on the statement of operations.

      Results of Operations

      Results of Operations For The Three Month Period Ended March 31, 2005 Compared To The Same Period Ended March 31, 2004

            Revenue

      We had revenues of $1,594 during the three months ended March 31, 2005 as compared to $1,250 for the comparable period in the prior year, an increase of $344. 2005 and 2004 revenues represent revenues from distribution rights sold during 2004, which are being recognized ratably over the four-year term of the underlying agreements.

            Operating Expenses

      Operating expenses for the three months ended March 31, 2005 were $652,917 and represent an increase of $189,736 or a 41% increase in operating expenses of $463,181 for the comparative period ended March 31, 2004.

      The largest component of operating expenses for the periods ended March 31, 2005 and 2004 related to general and administrative expenses. For the period ended March 31, 2005, general and administrative expense were $333,630, an increase of $72,679 or nearly a 28% increase in general and administrative expenses of $260,951 for the comparative period ended March 31, 2004. This increase is attributable to a decrease in salary expense of $14,552, a decrease in contracted services in the amount of $12,055, an increase of $33,173 or 195% for legal fees, an increase in insurance costs of $47,835, and an increase of $10,000 or 100% in costs associated with BSI's South African venture. This venture involves BSI banking technology as it applies to remote bank locations located in South Africa. BSI is negotiating with banks in South Africa to include BSI's products in remote locations throughout South Africa. The salary decrease is due to a one time bonus that was paid during the first quarter of 2004. The increase in insurance is attributed to the addition of an officers and directors liability insurance policy. Legal fees increased as a result of defense costs associated with an ongoing lawsuit against BSI.

      BSI further had selling expenses for the three months ended March 31, 2005 of $121,370, as compared to $87,121 for the period ended March 31, 2004, which represents an increase of $34,249 or 39%. The increase in selling expenses is attributable to salary expense of $16,453, an increase in consulting fees of $3,980 or 66%, a decrease in travel and entertainment expenses of $14,350 or 33%, an increase in advertising and tradeshow expenses in the amount of $18,394 or 276%, and an increase in video production costs of $9,638 or 100%. The increase in selling costs is attributable to increased sales and marketing efforts at trade shows and through distribution of video and other literature on BSI.

      BSI also had research and development expenses of $197,917 for the quarter ended March 31, 2005, as compared to $115,109 for the period ended March 31, 2004, an increase of $82,808 or 72%. This increase is attributable to salary expense of $8,285 or 9%, an increase in consulting fees of $46,120 or 237%, along with an increase of $28,305 or 403% for research and development components. The cost increase is attributable to the ongoing development, testing and certification of BSI's products.

            Other Expenses

      BSI had net interest expenses of $16,374 for the quarter ended March 31, 2005, as compared to net interest expense, of $22,576, for the comparative period ended March 31, 2004, a decrease of $6,202 or 27%. BSI also had financing costs of $40,417 for the three months period ended March 31, 2005, as compared to $35,428 for the comparable period in 2004, an increase of $4,989 or 14%. The financing costs are related to the equity line of credit placed with Cornell Capital Partners.

            Net Loss

      For the three months ended March 31, 2005, we incurred a net loss of $708,114 or $0.01 per share, which was an increased loss of $188,179 or $0.003 per share from the net loss of $519,935 or $0.01 per share for the comparable period in the prior year.

      Liquidity and Capital Resources

      As of March 31, 2005, we had cash of $378,205, current assets of $458,923, and current liabilities of $367,486. We have sufficient cash or other current assets to meet our current liabilities. We estimate that our cash position at March 31, 2005 will fund BSI's operations for approximately two months.

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ending December 31, 2004, 2003, 2002 and 2001, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern.

      On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note was due on May 12, 2004. The note was secured by substantially all of BSI's non-cash assets. BSI paid cash fees of $26,441 in connection with the issuance of the note. Subsequently, Cornell Capital Partners converted this note into 4,140,867 shares of common stock.

      On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note was due on June 23, 2004. The note was secured by substantially all of BSI's non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $20,476 in connection with the issuance of the note. BSI subsequently issued 3,246,474 shares of common stock under the Equity Line of Credit Agreement, the proceeds of which were used to repay this note.

      On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note was due on June 21, 2004. The note was secured by substantially all of BSI's non-cash assets. The note did not bear interest during its term. BSI paid cash fees of $20,321 in connection with the issuance of the note. BSI subsequently issued 3,418,210 shares of common stock under the Equity Line of Credit Agreement, the proceeds of which were used to repay this note.

      On June 8, 2004, BSI received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell Capital Partners. The note was due on September 20, 2004. The note was secured by substantially all of BSI's non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $29,792 in connection with the issuance of the note. BSI subsequently issued 6,580,362 shares of common stock under the Equity Line of Credit Agreement, the proceeds of which were used to repay this note.

      On June 18, 2004, BSI received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note was due on October 18, 2004. The note was secured by substantially all of BSI's non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $18,065 in connection with the issuance of the note. BSI subsequently issued 4,285,831 shares of common stock under the Equity Line of Credit Agreement, the proceeds of which were used to repay this note.

      On  September  13,  2004,  BSI issued  990,099  shares of common  stock to
Cornell  Capital   Partners  for  $50,000  cash.   Costs  associated  with  this
transaction were $2,500.

      On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007. On December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due December 10, 2007. On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 19, 2008. The debentures are convertible into BSI's common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date (October 7, 2007, December 10, 2007 and January 19, 2008, respectively) or 80% of the average of the three (3) lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI's common stock for the five (5) trading days immediately preceding the conversion date (date on which BSI receives a notice of conversion from Cornell Capital Partners). The debentures will automatically convert into BSI's common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three
(3) days advance notice any or all of the outstanding debenture amount at its sole discretion.

      The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture.

      In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI's common stock. The warrant will have "piggy-back" registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

      On November 4, 2004, BSI received net proceeds of $178,051 from a $200,000 secured promissory note issued to Cornell Capital Partners. The note was due on December 4, 2004. The note was secured by substantially all of BSI's non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $21,949 in connection with the issuance of the note. BSI subsequently issued 3,783,430 shares of common stock, the proceeds of which were used to repay this note.

      On December 10, 2004, BSI received net proceeds of $435,723 from a $500,000 secured promissory note issued to Cornell Capital Partners. The note was due on March 11, 2005. The note was secured by substantially all of BSI's non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $64,277 in connection with the issuance of the note. BSI subsequently issued 8,381,359 shares of common stock, the proceeds of which were used to repay this note.

      In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI's unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

      Capital Resources

      Pursuant to the Equity Line of Credit, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI was entitled to commence drawing down on the Equity Line of Credit on December 9, 2003 when the common stock to be issued under the Equity Line of Credit was registered with the United States Securities and Exchange Commission and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice, BSI shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI has paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on BSI's stock price on July 7, 2003, the date BSI agreed to engage the placement agent. As of March 31, 2005, BSI had issued a total of 48,051,364 shares of its common stock to Cornell Capital Partners under the Equity Line of Credit, and received cash totaling $2,965,529.

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Pursuant to our Articles of Incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which 105,965,832 are outstanding. At a recent price of $0.03 per share, we would be required to issue at $0.0297 (99% of $0.03), 505,050,050 shares of common stock in order to utilize the entire $15 million available under the Equity Line of Credit. As of the date hereof, we have drawn down approximately $3 million under the Equity Line of Credit, which means that we may still draw down approximately $12 million. At our current stock price, we would be required to authorize and register additional shares of our common stock in order to draw down the remaining $12 million available under the Equity Line of Credit. At our current price of approximately $0.03, we would need to authorize approximately 400,000,000 shares ($12 million still available divided by 99% of $0.03), as we have no authorized but unissued shares available for issuance at this time. We would have to receive the affirmative vote of a majority of our outstanding shares to approve any increase in authorized shares. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

      Plan Of Operations

      BSI continues to rely on funding by Cornell Capital Partners while it pursues potential sales of its Employee Tracking System and Access Control and Site Security products to commercial customers located in the United States, Middle East, South Africa, and Germany.

      If a contract is awarded, BSI anticipates that it will need to increase the size of its staff to approximately 15 to 25 employees and consultants (we currently have eight full-time employees and three consultants) and will need to establish and enhance its production capabilities. We expect that these activities will require additional financing.

      If a contract is not awarded, BSI may be required to significantly reduce its administrative costs, salaries and research and development activities until such time as a new plan of action can be developed. The new plan, if required, may include locating additional sources of funding or merger and acquisition activities.

      Risk Factors

      BSI'S BUSINESS INVOLVES A HIGH DEGREE OF RISK, INCLUDING THOSE RISKS SET FORTH BELOW. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, BSI'S BUSINESS, FINANCIAL CONDITION, AND/OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF BSI'S COMMON STOCK COULD DECLINE.

BSI Has Historically Lost Money And Losses May Continue In The Future

      Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and 2003, we lost $2,169,238 and $1,568,978, respectively. For the 3 months ended March 31, 2005, we had a net loss of $708,114. Our accumulated deficit was $8,157,641 at March 31, 2005. Future losses are likely to occur, as we are dependent on spending money to pay for the development and sale of our products. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems.

BSI Will Need To Raise Additional Capital Or Debt Funding To Sustain Operations

      Unless BSI can become profitable with the existing sources of funds it has available and its sales efforts, we will require additional capital to sustain operations and we will need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales, we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

We Have Been The Subject Of A Going Concern Opinion For Our Fiscal Years Ended December 31, 2004 and 2003 And March 31, 2002 From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and 2003 and March 31, 2002, which states that the financial statements raise substantial doubt as to BSI's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,500,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

            o     With a price of less than $5.00 per share;

            o     That are not traded on a "recognized" national exchange;

            o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

            o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We Could Fail To Attract Or Retain Key Personnel

      Our success largely depends on the efforts and abilities of key executives, including Jack Harper, our Chairman and President. The loss of the services of Mr. Harper could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain any key-man life insurance policy on Mr. Harper. We also have other key employees that manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

If We Fail To Keep Pace With Rapid Technological Change And Evolving Industry Standards, Our Products Could Become Less Competitive Or Obsolete

      The market for products, such as ours, is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, intense competition and frequent new product introductions. If we fail to modify or improve our own products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. A portion of our future success will depend, in part, on our ability to:

            o enhance and adapt current software products and develop new products that meet changing customer needs;

            o     successfully advertise and market our products; and

            o influence and respond to emerging industry standards and other technological changes.

      We need to respond to changing technology and industry standards in a reasonably timely and cost-effective manner. We may not be successful in effectively using new technologies, developing or enhancing our products on a timely basis. Our pursuit of necessary technology may require time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that give us a profit margin with which to actively pursue reselling these products. Finally, we may not succeed in adapting various products to new technologies as they emerge.

We May Not Be Able To Effectively Protect Our Intellectual Property Rights, The Foundation Of Our Business, Which Could Harm Our Business By Making It Easier For Our Competitors To Duplicate Our Services

      We regard certain aspects of our products, processes, services and technology as proprietary. Although we have taken steps to protect them, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could cause us to cease operations.

Other Parties May Assert That Our Technology Infringes On Their Intellectual Property Rights, Which Could Divert Management Time And Resources And Possibly Force Us To Redesign Our Technology

      Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time-to-time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce or cease operations.

Our Limited Operating History Makes It Difficult Or Impossible To Evaluate Our Performance And Make Predictions About Our Future

      Based on our limited operating history and sales, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance. While we believe that we have refined our products and sales efforts to reflect the needs of the market place; however, there is no assurance that we will be successful or well received by potential customers.

All Of Our Assets Are Pledged to Secure Our Obligations to Cornell Capital Partners, LP

      Pursuant to the terms contained in that certain Security Agreement dated October 8, 2004, by and between BSI and Cornell Capital Partners, LP, all of our obligations under the Securities Purchase Agreement, the Secured Convertible Debenture, the Investor Registration Rights Agreement, and the Irrevocable Transfer Agent Instructions are secured by all of our assets as of such date or thereafter acquired by us. Further, pursuant to the terms underlying other convertible debentures issued to Cornell Capital Partners, all of our non-cash assets are pledged to secure our obligations under said debentures. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.

Fluctuations In Our Operating Results May Adversely Affect Our Stock Price And Purchasers Of Our Shares Of Common Stock May Lose All Or A Portion Of Their Investment

      Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, the number of shareholders desiring to sell their share, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

      o the announcement or introduction of new products by us and our competitors;

      o our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

      o the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations; and

      o general economic conditions and economic conditions specific to our industry.

      As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected. It is possible that the selling shareholder will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

      Our common stock is currently traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately September 1, 2004 through December 1, 2004 was approximately 968,618 shares. The high and low trading price of our common stock during 2004 was approximately $0.038 and $0.23, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.

Sale Of Shares Eligible For Future Sale Could Adversely Affect The Market Price

      All of the approximate 15,054,442 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on private placement exemptions under the Securities Act of 1933, as amended. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933, as amended. In general, under Rule 144 a person (or persons whose shares are aggregated), who has beneficially owned shares acquired in a non-public transaction, for at least one year, including persons who may be deemed affiliates of BSI, as defined, would be entitled to sell within any 3-month period a number of shares that does not exceed 1% of the then outstanding shares of our common stock, provided that current public information is then available. If a substantial number of the shares owned by these stockholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

We May Not Be Able To Obtain Future Funding On Favorable Terms

BSI may not be able to obtain future funding on terms which are favorable to us and as a result we may be required to issue securities with beneficial conversion features and/or stock purchase warrants and we may incur significant charges in future periods to our statements of operations if we were to issue such securities to raise future capital.

ITEM 3. CONTROLS AND PROCEDURES.

      Evaluation Of Disclosure Controls And Procedures

      BSI's Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of BSI's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, has concluded that as of such date, BSI's disclosure controls and procedures were adequate and effective to ensure that material information relating to BSI and its consolidated subsidiary that is required to be disclosed by BSI in reports that BSI files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and accumulated and communicated to BSI's management, including BSI's Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

      Changes In Internal Controls Over Financial Reporting

      There was no change in BSI's internal controls over financial reporting that occurred during the period covered by this report that could materially affect, or is reasonably likely to materially affect, BSI's control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      We are not aware of any new legal proceedings involving BSI, nor are we aware of any material developments in connection with any legal proceedings involving BSI, during the period covered by this Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the period covered by this Report, BSI issued the following unregistered securities:

      On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 20, 2008. The debenture is convertible into BSI's common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date (January 19, 2005) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, LP, of BSI's common stock for the five trading days immediately preceding the conversion date (date on which BSI receives a notice of conversion from Cornell Capital Partners). The debenture will automatically convert into BSI's common stock on the third anniversary of issuance. BSI has the right to redeem the debenture with three days' advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture.

      In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI's common stock. The warrant will have "piggy-back" registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      On December 4, 2004, BSI issued a secured promissory note to Cornell Capital Partners, LP in the principal amount of $500,000 that was due on March 11, 2005 and secured by substantially all of BSI's non-cash assets. The note had a 12% interest rate during the term, but a default interest rate of 24% if the note was not paid when due. BSI paid discounts and fees to obtain the loan totaling $37,500, of which $0 was unamortized at March 31, 2005. Subsequent to December 31, 2004, BSI issued 8,984,557 shares of common stock, the proceeds of which were used to repay $375,000 of this note. This note is currently in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      On February 24, 2005, Bernhard Nann resigned as a member of BSI's Board of Directors. On February 24, 2005, John D. Woods, Sr. was appointed by the Board of Directors to fill Mr. Nann's vacancy for the remainder of the term.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

------------------------------------------------------------------------------------------------------------------------------------
Exhibit No.          Description                                             Location
------------------------------------------------------------------------------------------------------------------------------------
2.1                  Agreement and Plan of Merger, dated August 7, 2000,     Incorporated by reference to Exhibit 2(1) to
                     between Calipso and Knowledge Foundations, Inc.         Form 8-K filed on September 27, 2000 to

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

------------------------------------------------------------------------------------------------------------------------------------
Exhibit No.          Description                                             Location
------------------------------------------------------------------------------------------------------------------------------------
10.3                 License and Royalty Agreement dated April 6, 2000       Incorporated by reference to Exhibit 10(1) to
                     between Richard L. Ballard and Janet J. Pettitt and     Form 8-K filed on September 27, 2000
                     Knowledge Foundations Inc.

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

10.8                 Strategic Alliance Agreement dated May 7, 2001          Incorporated by reference to Exhibit 10.5 to
                     between BSI2000, Inc. and L.C. Sistemia                 Form S-4 filed on August 13, 2002

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

------------------------------------------------------------------------------------------------------------------------------------
Exhibit No.          Description                                             Location
------------------------------------------------------------------------------------------------------------------------------------
10.18                Investor Registration Rights Agreement dated July 7,    Incorporated by reference to Exhibit 10.18 to
                     2003 between the Registrant and the Investors           Form SB-2 filed on November 4, 2003

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

10.23                Securities Purchase Agreement, dated October 8, 2004    Incorporated by reference to Exhibit 10.23 to
                     by and between BSI2000, Inc. and Cornell Capital        Form SB-2 filed on December 6, 2004
                     Partners, L.P.

10.24                Investor Registration Rights Agreement, dated October   Incorporated by reference to Exhibit 10.24 to
                     8, 2004, by and between BSI2000, Inc. and Cornell       Form SB-2 filed on December 6, 2004
                     Capital Partners, L.P.

10.25                Security Agreement, dated October 8, 2004, by and       Incorporated by reference to Exhibit 10.25 to
                     between BSI2000, Inc. and Cornell Capital Partners,     Form SB-2 filed on December 6, 2004
                     L.P.

10.26                Irrevocable Transfer Agent Instructions, dated          Incorporated by reference to Exhibit 10.26 to
                     October 8, 2004, by and among BSI2000, Inc., Cornell    Form SB-2 filed on December 6, 2004
                     Capital Partners, L.P., and Corporate Stock Transfer

10.27                Escrow Agreement, dated October 8, 2004, by and among   Incorporated by reference to Exhibit 10.27 to
                     BSI2000, Inc., Cornell Capital Partners, L.P., and      Form SB-2 filed on December 6, 2004
                     Butler Gonzalez, LLP

10.28                Secured Convertible Debenture                           Incorporated by reference to Exhibit 10.28 to
                                                                             Form SB-2 filed on December 6, 2004

10.29                Form of Warrant                                         Incorporated by reference to Exhibit 10.23 to
                                                                             Form SB-2 filed on December 6, 2004

14.1                 Code of Ethics                                          Incorporated by reference to Exhibit 14.1 to
                                                                             Form 10-KSB filed on April 15, 2005

31.1                 Certification by Chief Executive Officer pursuant to    Provided herewith.
                     15 U.S.C. Section 7241, as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

------------------------------------------------------------------------------------------------------------------------------------
Exhibit No.          Description                                             Location
------------------------------------------------------------------------------------------------------------------------------------
31.2                 Certification by Chief Financial Officer pursuant to    Provided herewith.
                     15 U.S.C. Section 7241, as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                 Certification by Chief Executive Officer pursuant to    Provided herewith
                     18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

32.2                 Certification by Chief Financial Officer pursuant to    Provided herewith
                     18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            The Registrant filed no reports on Form 8-K during the period covered by this Report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2005                      By: /s/  Jack Harper
                                      ---------------------------------------
                                      Jack Harper
                                      President, Chief Executive Officer, and
                                      Chief Financial Officer