Form 10KSB/A
period 2004-12-31
BSI2000 INC
filed 2005-08-08
CIK 1099780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
________________________

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No [X]

BSI2000, INC.
FISCAL YEAR 2004 FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Employees

As of March 1, 2005, BSI had 11 full-time and no part-time employees, of which five are involved in software programming and support, five are involved in the marketing and deployment of product, and one is involved in BSI’s administrative and financial operations. None of BSI’s employees is represented by a labor union, and BSI has never experienced a work stoppage. BSI believes its relationship with its employees to be good. BSI’s ability to achieve its financial and operational objectives depends in large part upon BSI’s continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of BSI’s senior management and key sales and technical personnel. See the section of this report entitled “Executive Compensation.” Competition for such qualified personnel in BSI’s industry and the geographical locations of BSI’s offices is intense, particularly in software development and technical personnel.

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

BSI currently has a claim against it by a consultant over consideration with regard to a finder’s fee for potential equity financing for Knowledge Foundations, Inc. (“KFI”). BSI believes that neither the merit nor future outcome of such a claim nor potential damages is readily determinable at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

BSI held a special meeting of shareholders on September 22, 2004. At that meeting, the shareholders approved an increase in the authorized common stock of BSI from 100,000,000 to 200,000,000. The shareholders also elected directors of BSI at the meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Prices
	High	Low
2003
First Quarter	0.6200	0.1000
Second Quarter	0.5800	0.2600
Third Quarter	0.4800	0.2400
Fourth Quarter	0.3500	0.1600
2004
First Quarter	0.1700	0.0830
Second Quarter	0.134	0.036
Third Quarter	0.105	0.051
Fourth Quarter	0.068	0.0515

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

Recent Sales of Unregistered Securities

During the past three years ended December 31, 2002, December 31, 2003 and December 31, 2004, BSI sold the following unregistered securities:

On December 10, 2004, BSI received net proceeds of $435,723 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP. The note is due on March 11, 2005. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $64,277 in connection with the issuance of the note. As of March 1, 2005 BSI effectively repaid $300,000 of the note and accrued interest pursuant to draw-downs under the Equity Line.

On November 4, 2004, BSI received net proceeds of $178,051 from a $200,000 secured promissory note issued to Cornell Capital Partners. The note is due on December 4, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $21,949 in connection with the issuance of the note. As of December 31, 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007, on December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due December 10, 2007, and on January 20, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 20, 2008. These debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (October 7, 2007, December 10, 2007 and January 20, 2008, respectively) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. These debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. On October 7, 2004, BSI received $500,000 less a 10% fee of $50,000 and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 20, 2005. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $125,000 charge to operations during 2004 for each of the convertible debentures issued during 2004. A $62,500 charge to operations will be taken during the first quarter of 2005 for the debenture that issued during January 2005. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved the private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

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

On June 18, 2004, BSI received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on October 18, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $18,065 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On June 8, 2004, BSI received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell Capital Partners. The note is due on September 20, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $29,792 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 21, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,321 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

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

On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on June 23, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest of 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,476 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note is due on May 12, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $26,441 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On December 19, 2003, BSI received net proceeds of $170,917 from a $200,000 secured promissory note issued to Cornell Capital Partners. The note is due on April 26, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $29,083. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement (the “Equity Line”) with Cornell Capital Partners. Under the Equity Line, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI will be entitled to commence drawing down on the Equity Line when the common stock to be issued under the Equity Line is registered with the SEC and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,875,000 shares of common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation (“Newbridge”), a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid Newbridge a one-time placement agent fee of 35,714 shares of common stock. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On September 16, 2003, BSI received net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell Capital Partners. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI’s registration statement on Form SB-2 is declared effective by the SEC. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

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

On July 7, 2003, BSI sold $250,000 of convertible debentures to Cornell Capital Partners. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the Cornell Capital Partners’ option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements include BSI’s beliefs, expectations, hopes, goals and plans regarding the future, including but not limited to statements regarding BSI’s strategy, competition, development plans, financing, revenue and operations. Forward-looking statements often can be identified by the use of terms such as “may,”“will,”“expect,”“anticipate,”“estimate,” or “continue,” or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of BSI that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. BSI disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

SEC Inquiry

In 2003, BSI received requests from the Central Regional Office of the United States Securities and Exchange Commission (“SEC”) for certain documents, including those concerning arrangements with certain strategic partners, relationships with the TSA and INS, recent issuances of securities, investor relations, and information relating to investment opinions distributed by third parties. The SEC’s letter states that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any individuals, entities, or investments. BSI responded promptly and fully to the request and will cooperate with any further requests. BSI did not receive any additional requests in 2004.

On June 27, 2005, BSI was contacted by the Staff of the SEC during the course of a routine review of its periodic filings and made inquiries regarding certain of BSI’s accounting policies. As a result of this inquiry, management re-evaluated BSI’s accounting for certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows. Following the evaluation, BSI determined that the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows  for the fiscal year ended December 31, 2004 should be restated in the Form 10-KSB for the fiscal year ended December 31, 2004. The effect of these errors on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows was considered material. Accordingly, BSI is required to restate its financials for the fiscal year ended December 31, 2004 as set forth below. Please refer to Note 10- Intrinsic Value Associated with Issuances of Debentures for more information.

Financial Condition

BSI had net losses of $1,568,978 and $973,635 for the years ended December 31, 2003 and December 31, 2002, respectively. For the year ended December 31, 2004, BSI had a net loss of $2,419,238, an increase of $850,260 or 54% from 2003. As of December 31, 2004, BSI had cash and cash equivalents of $893,387 as compared to $125,550 at December 31, 2003, or an increase of 612%; and current liabilities of $688,808 as compared to $908,330 at December 31, 2003, or a decrease of 24%. BSI does not have sufficient cash or other current assets to meet BSI’s current liabilities. In order to meet those obligations, BSI will need to raise cash from the sale of securities or from borrowings. BSI estimates that its cash reserves on December 31, 2004 will sustain BSI until May 2005. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that BSI’s ability to continue as a going concern depends upon its ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. BSI’s ability to obtain additional funding will determine BSI’s ability to continue as a going concern.

Results Of Operations

The following discussion should be read in conjunction with BSI’s financial statements and the related notes and the other financial information appearing elsewhere in this report.

Comparison Of The Year Ended December 31, 2004 To The Year Ended December 31, 2003

Overall Results Of Operations

For the year ended December 31, 2004 BSI incurred an overall loss of $2,419,238 or $0.03 per share, which was a material increase from the loss of $1,568,978 or $0.04 per share for the comparable period in the prior year.

Revenue

BSI had revenues of $5,918 and $34,440 during the one-year periods ended December 31, 2004 and 2003, respectively, or a decrease of $28,522 or 83%. Such revenues were from the sale of demonstration units and software development kits to potential distributors of BSI’s products, and distributions fees.

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

Other Expenses

As to the other expenses, BSI had other expense of $466,641 for the year ended December 31, 2004, as compared to other expense of $53,459 for the year ended December 31, 2003, which represents an increase of $413,182 or 773%. BSI had interest expense of $53,864 and $8,152 for the years ended December 31, 2004 and 2004, respectively, which represents a $45,712 or 561% increase. BSI had interest income of $3 and $1,636 for the years ended December 31, 2004 and 2003, respectively, or a decrease of $1,633 or 99%. BSI incurred financing costs of $413,030 and $46,943 during 2004 and 2003, respectively, or an increase of $366,087 or 780%, related to the Equity Line of Credit with Cornell Capital Partners, and convertible debentures issued to Cornell Capital Partners, which were partially paid in lieu of interest.

Liquidity And Capital Resources

As of December 31, 2004, BSI had cash of $893,387 as compared to $125,550 at December 31, 2003, an increase of 612% and current liabilities of $688,808, as compared to $908,330, or a decrease of 24%; and cash used by operations was $2,139,380 in 2004 as compared to $1,339,634 at December 31, 2003, or an increase of $799,747 or 60%. BSI does not have sufficient cash and cash equivalents or other current assets to meet BSI’s current liabilities. In order to meet those obligations, BSI will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that BSI’s ability to continue as a going concern depends upon BSI’s ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine BSI’s ability to continue as a going concern. BSI estimates that is cash reserves as of December 31, 2004 will sustain BSI until May 2005.

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

On July 7, 2003, BSI sold $250,000 of convertible debentures to Cornell Capital Partners. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the Cornell Capital Partners’ option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved private offerings of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

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

On September 16, 2003, BSI received net proceeds of $455,000 from a $500,000 secured promissory note issued to Cornell. The note is due on the earlier of 90 days from the date thereof or 60 days after BSI’s registration statement on Form SB-2 is declared effective by the SEC. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $45,000 in connection with the issuance of the note and also issued 500,000 shares of its common stock to Cornell as additional consideration in the transaction. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

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

On December 19, 2003, BSI received net proceeds of $170,917 from a $200,000 secured promissory note issued to Cornell. The note is due on April 26, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $29,083. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell. The note is due on May 12, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $26,441 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell. The note is due on June 23, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest of 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,476 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

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

On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell. The note is due on June 21, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,321 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On June 8, 2004, BSI received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell. The note is due on September 20, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $29,792 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On June 18, 2004, BSI received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell. The note is due on October 18, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $18,065 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

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

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due October 7, 2007, on December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due December 10, 2007, and on January 20, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell that is due January 20, 2008. These debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (October 7, 2007, December 10, 2007 and January 20, 2008, respectively) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. These debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. Cornell has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell upon conversion, which has resulted in a $125,000 charge to operations during 2004 for each of the convertible debentures issued during 2004. A $62,500 charge to operations will be taken during the first quarter of 2005 for the debenture that issued during January 2005. Also on October 7, 2004, BSI received $500,000 less a 10% fee of $50,000 and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 20, 2005. In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended, in that the transactions involved the private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On November 4, 2004, BSI received net proceeds of $178,051 from a $200,000 secured promissory note issued to Cornell. The note is due on December 4, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $21,949 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On December 10, 2004, BSI received net proceeds of $435,723 from a $500,000 secured promissory note issued to Cornell Capital Partners, LP. The note is due on March 11, 2005. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $64,277 in connection with the issuance of the note. As of March 11, 2005, BSI effectively repaid $300,000 of the note and accrued interest thereon pursuant to draw-downs under the Equity Line.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. BSI adopted the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, BSI is not a guarantor of indebtedness of others.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation
Jack Harper,	2004	$125,000	35,000	--	--	--	--
Chairman and	2003	$90,000	--	--	--	--	--
President	2002	$80,000	--	--	--	--	--

(1)	Mr. Harper was issued 2,500,000 shares in consideration for $2,500 and the forgiveness of accrued wages.

(2)	The 2004 bonus to Mr. Harper was in recognition of his financial support during the early days of BSI that resulted in personal debt.

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

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percentage of Class(1)

Common	Jack Harper	10,403,102	10.70%
	12600 West Colfax Ave. Suite B410
	Lakewood, Colorado 80215

Common	Richard Kirk	4,601,340	4.73%
	12600 West Colfax Ave. Suite B410
	Lakewood, Colorado 80215

Common	Bernhard Nann	50,000	*
	12600 West Colfax Ave. Suite B410
	Lakewood, CO 80215

	All Officers And Directors As A Group (3) Persons	15,054,442	15.48%

Common	Cornell Capital Partners, L.P.	0	8.68%
	101 Hudson Street, Suite 3606
	Jersey City, NJ 07302

*	Less than 1%.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated August 7, 2000, between Calipso and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 2(1) to the Current Report on Form 8-K filed on September 27, 2000 to
2.2	Merger Agreement, dated April 23, 2002, between BSI2000, Inc., Knowledge Foundations, Inc. and KFI, Inc.	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 9, 2002
2.3	First Amendment to Merger Agreement dated August 8, 2002, between BSI2000, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4 filed on August 13, 2002
2.4	Separation and Distribution Agreement by and among Knowledge Foundations, Inc., Cyber Knowledge, Inc. and CKI Group	Incorporated by reference to Form S-4 filed on August 13, 2002
2.5	Second Amendment to Merger Agreement dated November 20, 2002 between BSI2000, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4/A1 filed on November 27, 2002
3.1	Certificate of Incorporation of Knowledge Foundations, Inc. filed on May 31, 1994	Incorporated by reference to Form 10-SB filed on November 24, 1999
3.2	Certificate of Amendment of Certificate of Incorporation re: 36:1 forward split	Incorporated by reference to Exhibit 3(i)(a) to the Current Report on Form 8-K filed on September 27, 2000
3.3	Certificate of Amendment of Certificate of Incorporation re: 35:1 forward split	Incorporated by reference to Exhibit 3(i)(b) to the Current Report on Form 8-K filed on September 27, 2000
3.4	Certificate of Amendment of Certificate of Incorporation re: increase in authorized shares	Incorporated by reference to Exhibit 3(i)(c) to the Current Report on Form 8-K filed on September 27, 2000
3.5	Certificate of Amendment of Certificate of incorporation re: name change	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 8, 2003
3.6	Bylaws of Knowledge Foundations, Inc.	Incorporated by reference to Form 10-SB filed on November 24, 1999
3.7	Certificate of Merger, dated August 17, 2000, filed with the Secretary of State of Delaware	Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K filed on September 27, 2000
10.1	Stock Repurchase Agreement dated September 18, 2002 between Calipso and Wrights & Bleers and Ocean Way Investments, Ltd.	Incorporated by reference to Exhibit 4(a) to the Current Report on Form 8-K filed on September 27, 2000
10.2	Lock Up Agreement dated September 18, 2000 between Calipso and Wright & Bleers and Ocean Way Investments, Ltd.	Incorporated by reference to Exhibit 4(b) to the Current Report on Form 8-K filed on September 27, 2000
10.3	License and Royalty Agreement dated April 6, 2000 between Richard L. Ballard and Janet J. Pettitt and Knowledge Foundations Inc.	Incorporated by reference to Exhibit 10(1) to the Current Report on Form 8-K filed on September 27, 2000
10.4	Employment Contract of Michael W. Dochterman dated May 1, 2000	Incorporated by reference to Exhibit 10(2) to the Current Report on Form 8-K filed on September 27, 2000

10.5	Employment Contract of Robert A. Dietrich dated May 1, 2000	Incorporated by reference to Exhibit 10(3) to the Current Report on Form 8-K filed on September 27, 2000
10.6	Strategic Alliance Agreement dated May 4, 2000 between BSI2000, Inc. and Drug Intervention Services of America, Inc.	Incorporated by reference to Exhibit 10.4 to Form S-4 filed on August 13, 2002
10.7	Office Lease by and between BSI2000, Inc. and Golden Hill Partnership, dated as of January 24, 2001.	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on November 4, 2003.
10.8	Strategic Alliance Agreement dated May 7, 2001 between BSI2000, Inc. and L.C. Sistemia	Incorporated by reference to Exhibit 10.5 to Form S-4 filed on August 13, 2002
10.9	Agreement to replace options with common stock dated September 11, 2001 between BSI2000, Inc. and Jack Harper and Bryan Luman	Incorporated by reference to Exhibit 10.8 to Form S-4 filed on August 13, 2002
10.10	Certificate of LaserCard Systems Corporation Issued to BSI2000, Inc. dated April 28, 2002	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on November 4, 2003.
10.11	Strategic Alliance Agreement between Titan Secure Systems and BSI2000, Inc. dated July 25, 2002	Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on November 27, 2002
10.12	Teaming Agreement between Science Applications International Corporation and BSI2000, Inc. dated August 20, 2002	Incorporated by reference to Exhibit 10.10 to Form S-4/A1 filed on November 27, 2002
10.13	Solicitation/Contract/Order for Commercial Items dated September 2, 2002, issued by U.S. Immigration and Naturalization Service with BSI2000, Inc. as Contractor/Offeror 21	Incorporated by reference to Exhibit 10.11 to Form S-4/A1 filed on November 27, 2002
10.14	Form of Lock-Up Agreement between certain shareholders of BSI2000, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 4(c) to Form S-4/A3 filed on January 29, 2003
10.15	Securities Purchase Agreement dated July 7, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.15 to Form SB-2 filed on November 4, 2003
10.16	Escrow Agreement dated July 7, 2003 among the Registrant, the Buyers, and Law Offices of Eric S. Hutner & Associates	Incorporated by reference to Exhibit 10.16 to Form SB-2 filed on November 4, 2003
10.17	Debenture Agreement Dated July 7, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.17 to Form SB-2 filed on November 4, 2003
10.18	Investor Registration Rights Agreement dated July 7, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.18 to Form SB-2 filed on November 4, 2003
10.19	Equity Line of Credit Agreement dated October 31, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.19 to Form SB-2 filed on November 4, 2003
10.20	Registration Rights Agreement dated October 31, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.20 to Form SB-2 filed on November 4, 2003
10.21	Escrow Agreement dated October 31, 2003 among the Registrant, Cornell Capital Partners, LP, Law Offices of Eric S. Hutner & Associates	Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on November 4, 2003

10.22	Placement Agent Agreement dated October 31, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.22 to Form SB-2 filed on November 4, 2003
14.1	Code of Ethics	Provided herewith
23.1	Consent of Independent Registered Public Accounting Firm	Provided herewith
31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

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

Date: August 5, 2005	BSI2000, INC.

	By:	/s/ Jack Harper
Jack Harper,
President, Chief Executive Officer, Interim Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 5, 2005	/s/ Jack Harper
Jack Harper, Director

Date: August 5, 2005	/s/ Richard Kirk
Richard Kirk, Director

Date: August 5, 2005	/s/ John D. Woods
John D. Woods, Director

BSI2000TM
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

As discussed in Note 10, the accompanying 2004 consolidated balance sheet, consolidated statement of change in stockholders' equity (deficit), and consolidated statement of cash flows have been restated.

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

Ehrhardt Keefe Steiner & Hottman PC
March 11, 2005
Denver, Colorado

BSI 2000, INC.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2004

Assets
Current assets
Cash and cash equivalents	$893,387
Inventories	50,370
Other	3,432
Total current assets	947,189

Property and equipment, net	44,125
Intangible assets, net	182,966
Other long-term assets	4,232
Total assets	$1,178,512

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$184,269
Accrued liabilities	27,331
Deferred revenue, current portion	6,375
Convertible notes payable, current portion	470,833
Total current liabilities	688,808
Deferred revenue, long-term portion	13,208
Convertible notes payable, less current portion	896,389
Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.001 par value, 200,000,000 shares authorized, 90,891,798 shares issued and outstanding	90,892
Additional paid-in capital	7,188,742
Accumulated deficit	(7,699,527)
Total stockholders’ deficit	(419,893)
Total liabilities and stockholders’ deficit	$1,178,512

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,
	2004	2003	2004

Revenues	$5,918	$34,440	$101,648
Cost of goods sold	--	67,986	67,986
Gross (loss) profit	5,918	(33,546)	33,662

Operating expenses
Selling expenses	367,807	275,098	1,406,780
General and administrative	1,048,073	760,270	3,632,515
Stock based compensation expense	--	--	253,741
Research and development	542,635	446,605	1,903,524
Total operating expenses	1,958,515	1,481,973	7,196,560

Other (expense) income
Interest expense	(53,864)	(8,152)	(183,229)
Interest income	3	1,636	23,047
Financing costs	(413,030)	(46,943)	(459,973)
Other	250	--	83,526
Total other (expense) income	(466,641)	(53,459)	(536,629)

Net loss	$(2,419,238)	$(1,568,978)	$(7,699,527)

Basic and diluted weighted average common shares outstanding	72,506,696	41,412,101	13,384,466
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.58)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2004 and 2003 and
For the Period from Inception (July 30, 1993) to December 31, 2004

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at Inception - July 30, 1993	--	$-	$--	$--	$--
Stock issued to founders for cash during the period ended December 31, 1993	19,580	85,000	--	--	85,000
Stock issued for cash during the year ended December 31, 1993	2,701	57,500	--	--	57,500
Stock issued to founders for services during the period ended December 31, 1993	33,812	146,793	--	--	146,793
Stock issued for cash during the year ended December 31, 1994	12,904	65,000	--	--	65,000
Stock issued for cash during the year ended December 31, 1995	224,672	118,763	--	--	118,763
Stock issued for cash during the year ended December 31, 1996	616,989	227,872	--	--	227,872
Stock issued for cash during the year ended December 31, 1997	225,766	144,612	--	--	144,612
Stock issued for cash during the year ended December 31, 1998	831,118	788,309	--	--	788,309
Stock issued for cash during the year ended December 31, 1999	583,767	364,854	--	--	364,854
Stock issued for cash during the year ended December 31, 2000	195,369	122,106	--	--	122,106
Net loss from Inception	--	--	--	(2,398,997)	(2,398,997)
Balance - December 31, 2000	2,746,678	2,120,809	--	(2,398,997)	(278,188)
Stock issued for cash	46,600	29,125	--	--	29,125
Stock issued to officer for services	2,500,000	56,736	--	--	56,736
Stock issued for services to an employee	212,045	212	--	--	212
Net income	--	--	--	(338,679)	(338,679)
Balance - December 31, 2001	5,505,323	2,206,882	--	(2,737,676)	(530,794)
Stock issued for debt conversion	1,159,426	865,375	--	--	865,375
Stock issued for cash	1,082,651	889,200	--	--	889,200
Stock issued for services to finders of private placement offering in June 2002 at $.01 per share, net of expense	300,000	--	--	--	--
Stock issued for services	25,000	25,500	--	--	25,500
Stock based compensation expense	580,000	50,000	--	--	50,000
Net loss	--	--	-	(973,635)	(973,635)
Balance - December 31, 2002	8,652,400	4,036,957	--	(3,711,311)	325,646
Stock issued for cash	1,134,500	135,500	249,000	--	384,500
Stock issued for equity line of credit commitment and placement fees	1,910,714	1,911	(1,911)	--	--
Stock issued for convertible note payable fees	500,000	500	(500)	--	--
Issuance of stock in connection with reverse acquisition	41,363,488	(4,121,307)	4,121,307	--	--
Stock issued for debt conversion	390,625	391	49,609	--	50,000
Net loss	--	--	--	(1,568,978)	(1,568,978)
Balance December 31, 2003	53,951,727	53,952	4,417,505	(5,280,289)	(808,832)
Stock issued for debt conversion	35,949,972	35,950	2,454,579	--	2,490,529
Stock issued for cash	990,099	990	46,510	--	47,500
Intrinsic value of convertible debt	-	-	250,000	-	250,000
Warrants issued to consultants	--	--	20,148	--	20,148
Net loss	--	--	--	(2,419,238)	(2,419,238)
Balance December 31, 2004	90,891,798	$90,892	$7,188,742	$(7,699,527)	$(419,893)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended		Inception (July 30, 1993) to
	December 31,		December 31,
	2004	2003	2004

Cash flows from operating activities
Net loss	$(2,419,238)	$(1,568,978)	$(7,699,527)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	19,152	27,128	123,313
Gain on forgiveness of debt	--	--	(65,485)
Gain on disposal of fixed assets	(250)		(250)
Stock based compensation	20,148	--	273,889
Intrinsic value of convertible debt	250,000	-	250,000
Changes in assets and liabilities
Inventories	(15,009)	(8,237)	(50,370)
Other current assets	(3,432)	4,257	(3,432)
Other long-term assets	--	--	(4,232)
Accounts payable	(11,868)	186,890	238,332
Deferred revenue	19,583	--	19,583
Accrued liabilities	1,533	19,306	80,880
	279,857	229,344	862,228
Net cash used in operating activities	(2,139,381)	(1,339,634)	(6,837,299)

Cash flows from investing activities
Redemption of certificates of deposit	--	--	35,000
Purchase of certificate of deposit	--	--	(35,000)
Proceeds from fixed asset disposals	250	250
Purchase of fixed assets	(10,755)	(10,533)	(118,882)
Patent application	(120,585)	(54,343)	(183,168)
Net cash used in investing activities	(131,090)	(64,876)	(301,800)

Cash flows from financing activities
Proceeds from issuance of common stock	47,500	384,500	3,324,341
Proceeds from long-term debt	--	--	919,500
Net proceeds from convertible notes payable	2,990,808	916,943	3,907,751
Repayment on long-term debt	--	--	(81,516)
Repayment on capital lease obligation	--	--	(37,590)
Net cash provided by financing activities	3,038,308	1,301,443	8,032,486

Net (decrease) increase in cash and cash equivalents	767,837	(103,067)	893,387
Cash and cash equivalents - beginning of year	125,550	228,617	--
Cash and cash equivalents - end of year	$893,387	$125,550	$893,387

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

During the year ended December 31, 2004, the Company effectively repaid $2,290,529 of notes payable and accrued interest pursuant to draw-downs under the Equity Line and converted $200,000 of convertible debentures into 3,009,558 shares of common stock.

During the year ended December 31, 2004, the Company issued notes payable to a third party with intrinsic value to the holder on the amount of $250,000.

During the year ended December 31, 2003, the Company converted $50,000 of convertible debentures into 390,625 shares of common stock.

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

Net loss - as reported	$(2,419,238)
Deduct recorded employee compensation expense	--
Add fair value of employee compensation expense	(86,899)
Net loss - pro forma	$(2,506,137)
Net loss per share-pro forma	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used at December 31, 2004:

Approximate risk free rate	4.25%
Average expected life	5 years
Dividend yield	0%
Weighted Average Volatility	85.28%
Estimated fair value of total options granted	$230,575

During February 2004, the Company granted warrants to purchase 250,000 shares of common stock to a consulting firm. The warrants are exercisable at $.12 per share for a period of five years, and were fully vested on May 31, 2004. The warrants have been valued at $20,148 using the Black-Scholes option pricing model with the following weighted-average assumptions used at December 31, 2004:

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced losses since inception (July 30, 1993) through December 31, 2004 of $7,699,527. The Company has working capital of $258,381 and stockholder’s deficit of $419,893 as of December 31, 2004 and used cash of $2,139,381 in its 2004 operations.

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

Note 5 - Convertible Debt (continued)

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

Cornell has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell upon conversion, which has resulted in a $125,000 charge to operations during 2004 for each of the convertible debentures issued during 2004. A $62,500 charge to operations will be taken during the first quarter of 2005 for the debenture that issued during January 2005.

The Company received $500,000 on October 7, 2004, less a 10% fee of $50,000 and $10,000 for legal costs. The Company received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 20, 2005.

In the event that the Company exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell shall receive for every $100,000 invested a warrant to purchase 50,000 shares of the Company’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date

Convertible secured debentures and notes payable consist of the following at December 31, 2004:

Secured promissory note issued to Cornell, due on March 11, 2005 and secured by substantially all of Company’s non-cash assets. The note bears interest at 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $37,500, of which $29,167 is unamortized at December 31, 2004. Subsequent to December 31, 2004 and through March 11, 2005, the Company effectively repaid $300,000 of the note and accrued interest thereon pursuant to draw-downs under the Equity Line.	$500,000
Convertible secured debenture issued to Cornell, bearing interest at 5% and due on October 7, 2007. The debenture is convertible at Cornell’s option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $60,000, of which $55,000 is unamortized at December 31, 2004. An intrinsic value of $125,000 related to the conversion feature of this note has been included as a financing cost in the accompanying statement of operations for the year ended December 31, 2004.

500,000
Convertible secured promissory debenture issued to Cornell, bearing interest at 5% and due on December 10, 2007. The debenture is convertible at Cornell’s option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $50,000, of which $48,611 is unamortized at December 31, 2004. An intrinsic value of $125,000 related to the conversion feature of this note has been included as a financing cost in the accompanying statement of operations for the year ended December 31, 2004.

500,000

Fees and discounts	(132,778)
1,367,222
Less current portion	(470,833)
$896,389

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

Note 7 - Stockholders’ Equity (continued)

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

The following table presents the activity for options outstanding:

	Incentive Stock Options	Weighted Average Exercise Price
Outstanding - December 31, 2003	--	$--
Granted	4,310,000.104
Forfeited/canceled	(1,212,500)	(.110)
Exercised	--	--
Outstanding - December 31, 2004	3,097,500	$.101

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

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,
	2004	2003	2004

Net loss - as reported	$(2,419,238)	$(1,568,978)	$(7,699,527)
Net loss - pro forma	$(2,506,137)	$(1,568,978)	$(7,786,426)
Basic loss per common share - as reported	$(0.03)	$(0.04)	$(0.56)
Basic loss per common share - pro forma	$(0.03)	$(0.04)	$(0.56)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: expected life of 5 years, 85.28% weighted average volatility, risk free rate interest rate of 4.25% and a 0% dividend yield.

Note 7 - Stockholders’ Equity (continued)

Warrants

During February 2004, the Company granted warrants to purchase 250,000 shares of common stock to a consulting firm. The warrants are exercisable at $.12 per share for a period of five years, and were fully vested on May 31, 2004. The warrants have been valued at $20,148 using the Black-Scholes option pricing model with the following weighted-average assumptions used at December 31, 2004:

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

The following table presents the activity for warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2003	--	$--
Issued	2,500,000.067
Outstanding - December 31, 2004	2,500,000	$.067

During September 2004, the Board of Directors approved an amendment of the articles of incorporation to increase the authorized number of common shares from 100,000,000 to 200,000,000.

Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share:

			Inception (July 30, 1993) through
	December 31,	December 31,	December 31,
	2004	2003	2004
Numerator for basic earnings per share	$(2,400,895)	$(1,568,978)	$(7,681,184)
Numerator for diluted income per common share	$(2,400,895)	$(1,568,978)	$(7,681,184)
Denominator for basic earnings per share - weighted average shares	72,506,696	41,412,101	13,384,466
Denominator for diluted earnings per share - adjusted weighted average shares	72,506,696	41,412,101	13,384,466
Diluted income per common share	$(0.03)	$(0.04)	$(0.56)

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

Note 9 - Subsequent Event (Unaudited)

Subsequent to December 31, 2004, the Company issued one additional convertible debenture to Cornell for $250,000 and effectivelly repaid $300,000 of a secured promissory note and accrued interest thereon pursuant to draw-downs under the Equity Line.

Note 10 - Intrinsic Value Associated with Issuance of Debentures

On June 27, 2005, BSI was contacted by the Staff of the United States Securities and Exchange Commission during the course of a routine review of its periodic filings and made inquiries regarding certain of BSI’s accounting policies. As a result of this inquiry, management re-evaluated BSI’s accounting for certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows. Following the evaluation, BSI determined that the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows  for the fiscal year ended December 31, 2004 should be restated in the Form 10-KSB for the fiscal year ended December 31, 2004. The effect of these errors on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows was considered material.

This error arose as a result of BSI issuing secured convertible debentures to Cornell Capital Partners, LP in October and December of 2004, which debentures by their terms were immediately convertible into shares of BSI common stock at a conversion price per share that was less that the then-current market price of BSI’s common stock. Accordingly, BSI should have recorded Financing Costs because the debentures had intrinsic value (i.e., the conversion price per share was less than the market price per share of BSI’s stock at the time of conversion). Accordingly, BSI is required to restate their financials for the fiscal year ended December 31, 2004 as set forth below.

The following is a summary of the effects of these restatements on BSI's consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows for the fiscal year ended December 31, 2004.

	As previously reported	Adjustments	As restated
Additional Paid-in Capital	$6,938,742	+$250,000	$7,188,742
Retained Earnings	$(7,449,527)	-$250,000	$(7,699,527)
Financing Costs	$(163,030)	+$250,000	$(413,030)
Net Income	$(2,169,238)	-$250,000	$(2,419,238)

The adjustments noted above are primarily due to the adjustment of the following items:

For the October 7, 2004 convertible debt, intrinsic value is equal to $0.0124, which is the difference between $0.062 (i.e., the price of BSI’s common stock) on October 7, 2004, as compared to 80% of that price, or $0.0496. The intrinsic value of $0.0124 per share is then multiplied by 10,080,645 shares of common stock (i.e., the $500,000 convertible debt divided by the conversion price of $0.0496), which equals an intrinsic value of $125,000.

For the December 10, 2004 convertible debt, intrinsic value is equal to $0.009, which is the difference between $0.045 (i.e., the price of BSI’s common stock) on December 10, 2004, as compared to 80% of that price, or $0.036. The intrinsic value of $0.009 per share is then multiplied by 13,888,888 shares of common stock (i.e., $500,000 convertible debt divided by the conversion price of $0.036), which equals an intrinsic value of $125,000.

BSI did not account for these conversion features in its December 31, 2004 Form 10-KSB. BSI is amending such Form 10-KSB by making adjustments that record an increase to Financing Costs of $250,000 at December 31, 2004, with a corresponding increase to Additional Paid-in Capital as noted above.