Form 10QSB/A
period 2005-03-31
BSI2000 INC
filed 2005-08-08
CIK 1099780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File No. 0-28287

BSI2000, INC.
(Exact name of small business issued as specified in its charter)

Delaware	84-0418749
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

12600 W. Colfax Ave., Suite B410,
Lakewood, CO 80215
(Address of Principal Executive Offices)

(303) 231-9095
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equities as of the latest practicable date: AS OF MAY 1, 2005 THERE WERE 105,965,832 OUTSTANDING SHARES OF THE ISSUER’S COMMON STOCK, $0.001 PAR VALUE.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

BSI2000, INC.

FORM 10-QSB

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BSI2000, INC.
CONSOLIDATED FINANCIAL STATEMENT

As of March 31, 2005

INDEX TO FINANCIAL STATEMENTS

Page Number
CONSOLIDATED BALANCE SHEETS	5

CONSOLIDATED STATEMENTS OF OPERATIONS	6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10-17

BSI2000, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2005 (unaudited)	December 31, 2004

Assets
Current assets
Cash and cash equivalents	$378,205	$893,387
Inventories	72,487	50,370
Other current assets	8,231	3,432
Total current assets	458,923	947,189
Non-current assets
Property and equipment, net	49,847	44,125
Intangible assets, net	202,918	182,966
Other long-term assets	4,232	4,232
Total non-current assets	256,997	231,323
Total assets	$715,920	$1,178,512

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$146,536	$184,269
Accrued liabilities	39,575	27,331
Deferred revenue, current portion	6,375	6,375
Convertible notes payable, current portion	175,000	470,833
Total current liabilities	367,486	688,808
Deferred revenue, long-term portion	11,615	13,208
Convertible notes payable, less current portion	1,082,639	896,389
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 101,692,328 and 90,891,798 shares issued and outstanding, respectively	101,692	90,892
Additional paid-in capital	7,622,629	7,188,742
Accumulated deficit	(8,470,141)	(7,699,527)
Total stockholders’ deficit	(745,820)	(419,893)
Total liabilities and stockholders’ deficit	$715,920	$1,178,512

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from Inception (July 30, 1993) through
	2005 (unaudited)	2004 (unaudited)	March 31, 2005 (unaudited)

Revenues	$1,594	$1,250	$103,242

Cost of goods sold	-	-	67,986

Gross profit	1,594	1,250	35,256

Operating expenses
Selling expenses	121,370	87,121	1,528,150
General and administrative	333,630	260,951	3,966,145
Stock-based compensation expense	-	-	253,741
Research and development	197,917	115,109	2,101,441
Total operating expenses	652,917	463,181	7,849,477
Other income (expense)
Interest expense	(19,432)	(22,577)	(202,661)
Interest income	3,058	1	26,105
Financing costs	(102,917)	(35,428)	(562,890)
Other expense	-	-	83,526
Total other (expense)	(119,291)	(58,004)	(655,920)
Net loss	$(770,614)	$(519,935)	$(8,470,141)
Basic and diluted weighted average common shares outstanding	95,398,613	57,032,162	15,156,787

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.56)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2005 (Unaudited)

	Common Stock		Additional	Accumulated Deficit During the Development	Total Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficit)
Balance - December 31, 2004	90,891,798	$90,892	$7,188,742	$(7,699,527)	$(419,893)
Stock issued for debt conversion	10,800,530	10,800	371,387	-	382,187
Intrinsic value of convertible debt	-	-	62,500	-	62,500
Net loss	-	-	-	(770,614)	(770,614)

Balance - March 31, 2005	101,692,328	$101,692	$7,622,629	$(8,470,141)	$(745,820)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		For the Period from Inception (July 30, 1993) through
	2005 (unaudited)	2004 (unaudited)	March 31, 2005 (unaudited)
Cash flows from operating activities
Net loss	$(770,614)	$(519,935)	$(8,470,141)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	4,664	5,634	127,977
Gain on forgiveness of debt	-	-	(65,485)
Gain on disposal of fixed assets	-	-	(250)
Stock based compensation	-	-	273,889
Intrinsic value of convertible debt	62,500	-	312,500
Changes in assets and liabilities
Accounts receivable	-	(10,000)	-
Inventories	(22,116)	(13,756)	(72,486)
Other current assets	(4,799)	(965)	(8,231)
Other long-term assets	-	-	(4,232)
Accounts payable	(37,733)	(36,852)	200,599
Deferred revenue	(1,594)	18,750	17,989
Accrued liabilities	12,244	(4,834)	93,124
	13,166	(42,023)	875,394
Net cash used in operating activities	(757,448)	(561,958)	(7,594,747)

Cash flows from investing activities
Redemption of certificates of deposit	-	-	35,000
Purchase of certificate of deposit	-	-	(35,000)
Proceeds from fixed asset disposals	-	-	250
Purchase of fixed assets	(10,183)	(2,612)	(129,065)
Patent application	(20,155)	(50,604)	(203,323)
Net cash used in investing activities	(30,338)	(53,216)	(332,138)

Cash flows from financing activities
Proceeds from issuance of common stock		-	3,324,341
Repayment on long-term debt	-	-	(81,516)
Proceeds from long-term debt	-	-	919,500
Net proceeds from convertible notes payable	272,604	517,819	4,180,355
Repayment on capital lease obligations	-	-	(37,590)
Net cash provided by financing activities	272,604	517,819	8,305,090

Net (decrease) increase in cash and cash equivalents	(515,182)	(97,355)	378,205

Cash and cash equivalents - beginning of period	893,387	125,550	-

Cash and cash equivalents - end of period	$378,205	$28,195	$378,205

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

Supplemental disclosure of non-cash activity:

During the three months ended March 31, 2005, BSI effectively repaid $382,187 of notes payable pursuant to draw-downs under the Equity Line.

During the quarter ended March 31, 2005, the Company issued notes payable to a third party with instrinsic value to the holder in the amount of $62,500.

During the year ended December 31, 2004, BSI effectively repaid $2,290,529 of notes payable and accrued interest pursuant to draw-downs under the Equity Line and converted $200,000 of convertible debentures into 3,009,558 shares of common stock.

During the year ended December 31, 2004, BSI issued 250,000 warrants to a consultant valued at $20,148.

During the three months ended March 31, 2004, BSI effectively repaid $619,891 of notes payable pursuant to draw-downs under the Equity Line.

During the year ended December, 31, 2004, the Company issued notes payable to a third party with intrinsic value to the holder in the amount of $250,000.

During the year ended December 31, 2003, BSI converted $50,000 of convertible debentures into 390,625 shares of common stock.

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

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

BSI2000, Inc. (“BSI”) was formed on July 30, 1993 and is a value-added reseller (“VAR”) of LaserCard’s® optical cards and optical card readers. As a VAR, BSI develops proprietary hardware and software adapting LaserCard’s® optical card technology for specific applications. BSI’s products are designed as turnkey solutions for identified commercial and governmental card-based information needs.

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

Cash and Cash Equivalents

BSI considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. BSI continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically throughout the year, BSI’s cash and cash equivalents exceed federally insured limits.

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

Revenue Recognition

BSI recognizes revenue in compliance with SAB 104, “Revenue Recognition in Financial Statements.” Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through March 31, 2005, revenues earned represented sales to distributors of demonstration units of BSI’s products.

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

Costs incurred to date for the development of BSI’s products have been charged to expense as incurred. Future costs may be capitalized to the extent they meet the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

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

Stock-Based Compensation

BSI accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for awards under BSI’s stock option plan as the exercise prices equaled or exceeded their fair value of the underlying stock as determined by the board of directors. Had compensation cost for BSI’s options issued to employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, BSI’s net loss would have been changed to the pro forma amount indicated below at March 31, 2005:

Reported Net loss	$(770,614)
Deduct recorded employee compensation expense	-
Add fair value of employee compensation expense	(2,454)
Net loss - pro forma	$(773,068)
Net loss per share-pro forma	$(0.01)

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used at March 31, 2005:

Approximate risk free rate	4.25%
Average expected life	5 years
Dividend yield	0%
Volatility	77.93%
Estimated fair value of total options granted	$6,646

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. BSI has experienced losses since inception (July 30, 1993) through March 31, 2005 of $8,470,141. For the three months ended March 31, 2005, BSI has a net loss of $770,614. BSI had working capital of $91,437 and stockholder’s deficit of $745,820 as of March 31, 2005, and used cash of $757,448 in the first three months of operations in 2005.

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

During the first quarter of 2003, BSI signed an agreement to merge with a small public company (see Note 3). The transaction was a reverse acquisition with BSI as the accounting acquirer. BSI became a wholly-owned subsidiary of the public company, BSI’s shareholders became the majority shareholders of the public company, and the public company changed its name to “BSI, Inc.”

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP. Under this agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million (see Note 4).

On October 8, 2004 BSI issued a $1,250,000 convertible debenture to Cornell Capital Partners (see Note 4).

BSI expects that the capital raised in the transactions described above will be sufficient to fund BSI’s activities until positive operating cash flow is achieved.

Note 3 - Reverse Acquisition

On March 31, 2003, the reverse triangular merger between BSI2000, Inc. and Knowledge Foundations, Inc. closed. As a result of the closing BSI2000, Inc. became a 100% owned subsidiary of Knowledge Foundations. Also as result of the closing, Knowledge Foundations’ name changed to BSI2000, Inc. and BSI2000, Inc.’s name changed to BSI Operating, Inc.

Immediately prior to the closing, all of Knowledge Foundations’ assets and all but $56,825 of its liabilities (see below) were spun-off to certain of its shareholders in exchange for 34,105,900 shares of common stock, which were then canceled. After the spin-off 5,027,818 shares of Knowledge Foundations common stock remained outstanding.

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

Note 4 - Convertible Debt

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI is entitled to commence drawing down on the Equity Line of Credit effective on December 9, 2003, the effective date of the registration statement filed with the United States Securities and Exchange Commission, and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received 1,875,000 shares of BSI’s common stock as a one-time commitment fee and is entitled to retain a fee of up to 4% of each advance. In addition, BSI entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, BSI paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on BSI’s stock price on July 7, 2003, the date BSI agreed to engage the placement agent.

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007. On December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners, LP that is due December 10, 2007. On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners, LP that is due January 19, 2008. The debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date (i.e., date on which BSI receives a notice of conversion from Cornell Capital Partners). The debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three (3) days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which resulted in a $125,000 charge to operations during 2004 for each of the convertible debentures issued during 2004. A $62,500 charge to operations was taken during the first quarter of 2005 for the debenture that issued during January 2005.

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 4 - Convertible Debt (continued)

BSI received $500,000 on October 7, 2004, less a 10% fee of $50,000, and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 19, 2005.

In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the Volume Weighted Average Price on the closing date.

Convertible secured debentures and notes payable consist of the following at March 31, 2005:

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on October 7, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $60,000, of which $50,000 is unamortized at March 31, 2005. Subsequent to March 31, 2005, Cornell Capital Partners converted $100,000 of the debt into 4,273,504 shares of common stock of BSI. An intrinsic value of $125,000 related to the conversion feature of this note was included as a financing cost for the year ended December 31, 2004.
450,000

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on December 10, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $50,000, of which $44,444 is unamortized at March 31, 2005. An intrinsic value of $125,000 related to the conversion feature of this note was included as a financing cost for the year ended December 31, 2004.
500,000

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on January 19, 2008. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $25,000, of which $22,917 is unamortized at March 31, 2005. An intrinsic value of $62,500 related to the conversion feature of this note has been included as a financing cost in the accompanying statement of operations for the quarter ended March 31, 2005.

250,000
Secured promissory note issued to Cornell Capital Partners, due on March 11, 2005 and secured by substantially all of Company’s non-cash assets. The note bears interest at 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $37,500, of which $0 is unamortized at March 31, 2005. Subsequent to December 31, 2004, BSI effectively repaid $375,000 of this note and accrued interest thereon pursuant to draw-downs under the Equity Line. This note is currently in default.

$ 175,000
Fees and discounts	(117,361)
Less current portion	(175,000)
$ 1,082,639

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 5-Shareholders’ Equity

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

Note 6 - Subsequent Events

Subsequent to March 31, 2005, Cornell Capital Partners converted $100,000 of secured convertible debentures into 4,273,504 shares of common stock of BSI.

Note 7 - Intrinsic Value Associated with Issuance of Debentures

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

As a result of the June 27, 2005 inquiry, management re-evaluated BSI’s accounting for certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows. Following the evaluation, BSI determined that the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows for the fiscal quarter ended March 31, 2005 should be restated in the Form 10-QSB for the fiscal quarter ended March 31, 2005. The effect of these errors on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows was considered material.

This error arose as a result of BSI issuing secured convertible debentures to Cornell Capital Partners, LP in January of 2005, which debentures by their terms were immediately convertible into shares of BSI common stock at a conversion price per share that was less that the then-current market price of BSI’s common stock. Accordingly, BSI should have recorded Financing Costs because the debentures had intrinsic value (i.e., the conversion price per share was less than the market price per share of BSI’s stock at the time of conversion). Accordingly, BSI is required to restate their financials for the fiscal quarter ended March 31, 2005 as set forth below.

The following is a summary of the effects of these restatements on BSI's consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows for the fiscal quarter ended March 31, 2005.

	As previously reported	Adjustments	As restated

Additional Paid-in Capital	$7,560,129	+$62,500	$7,622,629
Retained Earnings	$(8,407,641)	-$62,500	$(8,470,141)
Financing Costs	$(40,417)	-$62,500	$(102,917)
Net Income	$(708,114)	-$62,500	$(770,614)

The adjustments noted above are primarily due to the adjustment of the following item:

For the January 19, 2005 convertible debt, intrinsic value is equal to $0.0084, which is the difference between $0.042 (i.e., the price of BSI’s common stock) on January 19, 2005, as compared to 80% of that price, or $0.0336. The intrinsic value of $0.0084 per share is then multiplied by 7,440,476 shares of common stock (i.e., $250,000 convertible debt divided by the conversion price of $0.0336), which equals an intrinsic value of $62,500.

BSI did not account for these conversion features in its March 31, 2005 Form 10-QSB. BSI is amending such Form 10-QSB by making adjustments that record an increase to Financing Costs of $62,500 at March 31, 2005, with a corresponding increase to Additional Paid-in Capital as noted above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Statements

 This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) BSI’s projected sales and profitability, (b) BSI’s growth strategies, (c) anticipated trends in BSI’s industry, (d) BSI’s future financing plans, (e) BSI’s anticipated needs for working capital, (f) BSI’s lack of operational experience, and (g) the benefits related to ownership of BSI’s common stock. Forward-looking statements, which involve assumptions and describe BSI’s future plans, strategies, and expectations, are generally identifiable by use of the words “may,”“will,”“should,”“expect,”“anticipate,”“estimate,”“believe,”“intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause BSI’s actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis Or Plan of Operations” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation the matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of BSI’s views as of the date the statement was made. BSI undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The plastic cards, which are about the same size as credit cards, are produced by the end-user to a customer employee at a transaction station (e.g., in a hospital, at a border crossing, etc.). The cards are first “read” at the station: user identification is visually confirmed by display of a color photograph (stored in the card) on the monitor, and digitally confirmed by comparing the user’s fingerprint (also stored in the card) to the optical reading of the user’s fingerprint at the transaction station. Then, the transaction station reads extensive data from the card, and new information can be added with a computer keyboard. The units run on AC current and are about the size of a shoebox. In contrast to “smart card” systems in which the card reader usually runs off a personal computer, all the optical card unit’s computing power is contained in the unit; the unit cannot be used for any other purpose, and usually is much easier to operate than smart card systems, which require a reader unit and a personal computer (not just the keyboard). Also, the card data is personal to the carrier. The transaction station manager cannot store or copy the card identification or any other data because the system is inherently offline (i.e., no online communications with a personal or main frame computer are needed to access the card).

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

Research & Development. BSI expended $542,635 in 2004 for research and development (“R&D”) purposes as compared to $446,605 in 2003. For the three months ended March 31, 2005, BSI expended $197,917 on R&D as compared to $115,104 for the comparable period in 2004. This increase is attributable to R&D components of $36,753, consulting fees of $64,248 and decreases in travel and entertainment, salaries and wages and other costs totaling $4,982. These costs were expensed as incurred and increased as a result of the needs identified relating to potential markets for BSI’s products in various parts of the world.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that the financial statements raise substantial doubt as to BSI’s ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,500,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities. However, no assurances can be given that BSI will be successful in such activities. Should it not be, the accompanying financial statements will be materially affected and our ability to continue as a going concern could be severely hampered. BSI estimates that its cash reserves on March 31, 2005 will sustain operations until May 2005.

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

This discussion and analysis of BSI’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires BSI to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, BSI evaluates its estimates, including those related to allowance for doubtful accounts and deferred income tax assets. BSI bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. BSI’s management has discussed the selection and development of its critical accounting policies, estimates and related disclosure with its board of directors.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. BSI adopted SFAS No. 145 January 1, 2003. Adoption of SFAS No. 145 did not have a material impact on BSI.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (effective January 1, 2003) which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. BSI adopted this statement on January 1, 2003; adoption did not have an effect on results of operations and financial position.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. BSI is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however we did not have any variable interest entities as of March 31, 2005.

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

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have a material impact on BSI’s financial statements.

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

The largest component of operating expenses for the periods ended March 31, 2005 and 2004 related to general and administrative expenses. For the period ended March 31, 2005, general and administrative expense were $333,630, an increase of $72,679 or nearly a 28% increase in general and administrative expenses of $260,951 for the comparative period ended March 31, 2004. This increase is attributable to a decrease in salary expense of $14,552, a decrease in contracted services in the amount of $12,055, an increase of $33,173 or 195% for legal fees, an increase in insurance costs of $47,835, and an increase of $10,000 or 100% in costs associated with BSI’s South African venture. This venture involves BSI banking technology as it applies to remote bank locations located in South Africa. BSI is negotiating with banks in South Africa to include BSI’s products in remote locations throughout South Africa. The salary decrease is due to a one time bonus that was paid during the first quarter of 2004. The increase in insurance is attributed to the addition of an officers and directors liability insurance policy. Legal fees increased as a result of defense costs associated with an ongoing lawsuit against BSI.

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

BSI also had research and development expenses of $197,917 for the quarter ended March 31, 2005, as compared to $115,109 for the period ended March 31, 2004, an increase of $82,808 or 72%. This increase is attributable to salary expense of $8,285 or 9%, an increase in consulting fees of $46,120 or 237%, along with an increase of $28,305 or 403% for research and development components. The cost increase is attributable to the ongoing development, testing and certification of BSI’s products.

Other Expenses

BSI had net interest expenses of $16,374 for the quarter ended March 31, 2005, as compared to net interest expense, of $22,576, for the comparative period ended March 31, 2004, a decrease of $6,202 or 27%. BSI also had financing costs of $102,917 for the three months period ended March 31, 2005, as compared to $35,428 for the comparable period in 2004, an increase of $67,489 or 190%. The financing costs are related to the equity line of credit and convertible debentures placed with Cornell Capital Partners.

Net Loss

For the three months ended March 31, 2005, we incurred a net loss of $770,614 or $0.01 per share, which was an increased loss of $250,679 or $0.003 per share from the net loss of $519,935 or $0.01 per share for the comparable period in the prior year.

Liquidity and Capital Resources

As of March 31, 2005, we had cash of $378,205, current assets of $458,923, and current liabilities of $367,486. We have sufficient cash or other current assets to meet our current liabilities. We estimate that our cash position at March 31, 2005 will fund BSI’s operations for approximately two months.

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

On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note was due on May 12, 2004. The note was secured by substantially all of BSI’s non-cash assets. BSI paid cash fees of $26,441 in connection with the issuance of the note. Subsequently, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note was due on June 23, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $20,476 in connection with the issuance of the note. Subsequently, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note was due on June 21, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note did not bear interest during its term. BSI paid cash fees of $20,321 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On June 8, 2004, BSI received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell Capital Partners. The note was due on September 20, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $29,792 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On June 18, 2004, BSI received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell Capital Partners. The note was due on October 18, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $18,065 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On September 13, 2004, BSI issued 990,099 shares of common stock to Cornell Capital Partners for $50,000 cash. Costs associated with this transaction were $2,500.

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007. On December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due December 10, 2007. On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 19, 2008. The debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date (October 7, 2007, December 10, 2007 and January 19, 2008, respectively) or 80% of the average of the three (3) lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five (5) trading days immediately preceding the conversion date (date on which BSI receives a notice of conversion from Cornell Capital Partners). The debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three (3) days advance notice any or all of the outstanding debenture amount at its sole discretion.

The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $125,000 charge to operations during 2004 for each of the convertible debentures issued during 2004. A $62,500 charge to operations was taken during the first quarter of 2005 for the debenture that issued during January 2005.

In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

On November 4, 2004, BSI received net proceeds of $178,051 from a $200,000 secured promissory note issued to Cornell Capital Partners. The note was due on December 4, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $21,949 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On December 10, 2004, BSI received net proceeds of $435,723 from a $500,000 secured promissory note issued to Cornell Capital Partners. The note was due on March 11, 2005. The note was secured by substantially all of BSI’s non-cash assets. The note had an interest rate of 12%. BSI paid cash fees of $64,277 in connection with the issuance of the note. BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

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

Capital Resources

Pursuant to the Equity Line of Credit, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI was entitled to commence drawing down on the Equity Line of Credit on December 9, 2003 when the common stock to be issued under the Equity Line of Credit was registered with the United States Securities and Exchange Commission and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of, or a 1% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice, BSI shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners received 1,875,000 shares of BSI common stock as a one-time commitment fee. Cornell Capital Partners is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, BSI has paid a one-time placement agent fee of 35,714 shares of common stock equal to approximately $10,000 based on BSI’s stock price on July 7, 2003, the date BSI agreed to engage the placement agent. As of March 31, 2005, BSI had issued a total of 48,051,364 shares of its common stock to Cornell Capital Partners under the Equity Line of Credit, and received cash totaling $2,965,529.

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

Risk Factors

BSI’S BUSINESS INVOLVES A HIGH DEGREE OF RISK, INCLUDING THOSE RISKS SET FORTH BELOW. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, BSI’S BUSINESS, FINANCIAL CONDITION, AND/OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF BSI’S COMMON STOCK COULD DECLINE.

BSI Has Historically Lost Money And Losses May Continue In The Future

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and 2003, we lost $2,419,238 and $1,568,978, respectively. For the 3 months ended March 31, 2005, we had a net loss of $770,614. Our accumulated deficit was $8,470,141 at March 31, 2005. Future losses are likely to occur, as we are dependent on spending money to pay for the development and sale of our products. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems.

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

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and 2003 and March 31, 2002, which states that the financial statements raise substantial doubt as to BSI’s ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,500,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

If We Fail To Keep Pace With Rapid Technological Change And Evolving Industry Standards, Our Products Could Become Less Competitive Or Obsolete

The market for products, such as ours, is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, intense competition and frequent new product introductions. If we fail to modify or improve our own products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. A portion of our future success will depend, in part, on our ability to:

•	enhance and adapt current software products and develop new products that meet changing customer needs;

•	successfully advertise and market our products; and

•	influence and respond to emerging industry standards and other technological changes.

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

Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, the number of shareholders desiring to sell their share, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

•	the announcement or introduction of new products by us and our competitors;

•	our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations; and

•	general economic conditions and economic conditions specific to our industry.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Our common stock is currently traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately September 1, 2004 through December 1, 2004 was approximately 968,618 shares. The high and low trading price of our common stock during 2004 was approximately $0.038 and $0.23, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

BSI’s Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of BSI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, has concluded that as of such date, BSI’s disclosure controls and procedures were adequate and effective to ensure that material information relating to BSI and its consolidated subsidiary that is required to be disclosed by BSI in reports that BSI files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and accumulated and communicated to BSI’s management, including BSI’s Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

There was no change in BSI’s internal controls over financial reporting that occurred during the period covered by this report that could materially affect, or is reasonably likely to materially affect, BSI’s control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this Report, BSI issued the following unregistered securities:

On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 20, 2008. The debenture is convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date (January 19, 2005) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, LP, of BSI’s common stock for the five trading days immediately preceding the conversion date (date on which BSI receives a notice of conversion from Cornell Capital Partners). The debenture will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debenture with three days’ advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $62,500 charge to operations during the first quarter 2005.

In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On December 4, 2004, BSI issued a secured promissory note to Cornell Capital Partners, LP in the principal amount of $500,000 that was due on March 11, 2005 and secured by substantially all of BSI’s non-cash assets. The note had a 12% interest rate during the term, but a default interest rate of 24% if the note was not paid when due. BSI paid discounts and fees to obtain the loan totaling $37,500, of which $0 was unamortized at March 31, 2005. Subsequent to December 31, 2004, BSI effectively repaid $375,000 of this note and accrued interest thereon pursuant to draw-downs under the Equity Line. This note is currently in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On February 24, 2005, Bernhard Nann resigned as a member of BSI’s Board of Directors. On February 24, 2005, John D. Woods, Sr. was appointed by the Board of Directors to fill Mr. Nann’s vacancy for the remainder of the term.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated August 7, 2000, between Calipso and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 2(1) to the Current Report on Form 8-K filed on September 27, 2000 to
2.2	Merger Agreement, dated April 23, 2002, between BSI2000, Inc., Knowledge Foundations, Inc. and KFI, Inc.	Incorporated by reference to Exhibit 99.2 to filed on May 9, 2002
2.3	First Amendment to Merger Agreement dated August 8, 2002, between BSI2000, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4 filed on August 13, 2002
2.4	Separation and Distribution Agreement by and among Knowledge Foundations, Inc., Cyber Knowledge, Inc. and CKI Group	Incorporated by reference to Form S-4 filed on August 13, 2002
2.5	Second Amendment to Merger Agreement dated November 20, 2002 between BSI2000, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4/A1 filed on November 27, 2002
3.1	Certificate of Incorporation of Knowledge Foundations, Inc. filed on May 31, 1994	Incorporated by reference to Form 10-SB filed on November 24, 1999
3.2	Certificate of Amendment of Certificate of Incorporation re: 36:1 forward split	Incorporated by reference to Exhibit 3(i)(a) to the Current Report on Form 8-K filed on September 27, 2000
3.3	Certificate of Amendment of Certificate of Incorporation re: 35:1 forward split	Incorporated by reference to Exhibit 3(i)(b) to the Current Report on Form 8-K filed on September 27, 2000
3.4	Certificate of Amendment of Certificate of Incorporation re: increase in authorized shares	Incorporated by reference to Exhibit 3(i)(c) to the Current Report on Form 8-K filed on September 27, 2000
3.5	Certificate of Amendment of Certificate of Incorporation re: name change	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 8, 2003
3.6	Bylaws of Knowledge Foundations, Inc.	Incorporated by reference to Form 10-SB filed on November 24, 1999
3.7	Certificate of Merger, dated August 17, 2000, filed with the Secretary of State of Delaware	Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K filed on September 27, 2000

Exhibit No.	Description	Location
10.1	Stock Repurchase Agreement dated September 18, 2002 between Calipso and Wrights & Bleers and Ocean Way Investments, Ltd.	Incorporated by reference to Exhibit 4(a) to the Current Report on Form 8-K filed on September 27, 2000
10.2	Lock Up Agreement dated September 18, 2000 between Calipso and Wright & Bleers and Ocean Way Investments, Ltd.	Incorporated by reference to Exhibit 4(b) to the Current Report on Form 8-K filed on September 27, 2000
10.3	License and Royalty Agreement dated April 6, 2000 between Richard L. Ballard and Janet J. Pettitt and Knowledge Foundations Inc.	Incorporated by reference to Exhibit 10(1) to the Current Report on Form 8-K filed on September 27, 2000
10.4	Employment Contract of Michael W. Dochterman dated May 1, 2000	Incorporated by reference to Exhibit 10(2) to the Current Report on Form 8-K filed on September 27, 2000
10.5	Employment Contract of Robert A. Dietrich dated May 1, 2000	Incorporated by reference to Exhibit 10(3) to the Current Report on Form 8-K filed on September 27, 2000
10.6	Strategic Alliance Agreement dated May 4, 2000 between BSI2000, Inc. and Drug Intervention Services of America, Inc.	Incorporated by reference to Exhibit 10.4 to Form S-4 filed on August 13, 2002
10.7	Office Lease by and between BSI2000, Inc. and Golden Hill Partnership, dated as of January 24, 2001.	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on November 4, 2003.
10.8	Strategic Alliance Agreement dated May 7, 2001 between BSI2000, Inc. and L.C. Sistemia	Incorporated by reference to Exhibit 10.5 to Form S-4 filed on August 13, 2002
10.9	Agreement to replace options with common stock dated September 11, 2001 between BSI2000, Inc. and Jack Harper and Bryan Luman	Incorporated by reference to Exhibit 10.8 to Form S-4 filed on August 13, 2002
10.10	Certificate of LaserCard Systems Corporation Issued to BSI2000, Inc. dated April 28, 2002	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on November 4, 2003.
10.11	Strategic Alliance Agreement between Titan Secure Systems and BSI2000, Inc. dated July 25, 2002	Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on November 27, 2002
10.12	Teaming Agreement between Science Applications International Corporation and BSI2000, Inc. dated August 20, 2002	Incorporated by reference to Exhibit 10.10 to Form S-4/A1 filed on November 27, 2002
10.13	Solicitation/Contract/Order for Commercial Items dated September 2, 2002, issued by U.S. Immigration and Naturalization Service with BSI2000, Inc. as Contractor/Offeror 21	Incorporated by reference to Exhibit 10.11 to Form S-4/A1 filed on November 27, 2002
10.14	Form of Lock-Up Agreement between certain shareholders of BSI2000, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 4(c) to Form S-4/A3 filed on January 29, 2003

Exhibit No.	Description	Location
10.15	Securities Purchase Agreement dated July 7, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.15 to Form SB-2 filed on November 4, 2003
10.16	Escrow Agreement dated July 7, 2003 among the Registrant, the Buyers, and Law Offices of Eric S. Hutner & Associates	Incorporated by reference to Exhibit 10.16 to Form SB-2 filed on November 4, 2003
10.17	Debenture Agreement Dated July 7, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.17 to Form SB-2 filed on November 4, 2003
10.18	Investor Registration Rights Agreement dated July 7, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.18 to Form SB-2 filed on November 4, 2003
10.19	Equity Line of Credit Agreement dated October 31, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.19 to Form SB-2 filed on November 4, 2003
10.20	Registration Rights Agreement dated October 31, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.20 to Form SB-2 filed on November 4, 2003
10.21	Escrow Agreement dated October 31, 2003 among the Registrant, Cornell Capital Partners, LP, Law Offices of Eric S. Hutner & Associates	Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on November 4, 2003
10.22	Placement Agent Agreement dated July 7, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.22 to Form SB-2 filed on November 4, 2003
10.23	Securities Purchase Agreement, dated October 8, 2004 by and between BSI2000, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on December 6, 2004
10.24	Investor Registration Rights Agreement, dated October 8, 2004, by and between BSI2000, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.24 to Form SB-2 filed on December 6, 2004
10.25	Security Agreement, dated October 8, 2004, by and between BSI2000, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.25 to Form SB-2 filed on December 6, 2004
10.26	Irrevocable Transfer Agent Instructions, dated October 8, 2004, by and among BSI2000, Inc., Cornell Capital Partners, L.P., and Corporate Stock Transfer	Incorporated by reference to Exhibit 10.26 to Form SB-2 filed on December 6, 2004
10.27	Escrow Agreement, dated October 8, 2004, by and among BSI2000, Inc., Cornell Capital Partners, L.P., and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.27 to Form SB-2 filed on December 6, 2004
10.28	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.28 to Form SB-2 filed on December 6, 2004

Exhibit No.	Description	Location
10.29	Form of Warrant	Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on December 6, 2004
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Form 10-KSB filed on April 15, 2005
31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.
31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b) Reports on Form 8-K:

The Registrant filed no reports on Form 8-K during the period covered by this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2005	By: /s/ Jack Harper
Jack Harper
President, Chief Executive Officer, and
Chief Financial Officer