Form 10QSB
period 2005-06-30
BSI2000 INC
filed 2005-09-01
CIK 1099780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equities as of the latest practicable date: AS OF AUGUST 14, 2005 THERE WERE 115,958,746 OUTSTANDING SHARES OF THE ISSUER’S COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

BSI2000, INC.

FORM 10-QSB

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BSI2000, INC.
CONSOLIDATED FINANCIAL STATEMENT

As of June 30, 2005

INDEX TO FINANCIAL STATEMENTS

Page Number
CONSOLIDATED BALANCE SHEETS	5

CONSOLIDATED STATEMENTS OF OPERATIONS	6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10-20

BSI2000, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,534	$893,387
Accounts receivable, trade	42,084	-
Inventories	85,977	50,370
Other current assets	60,068	3,432
Total current assets	189,663	947,189

Non-current assets
Property and equipment, net	46,946	44,125
Intangible assets, net	231,313	182,966
Investment in Maxx Net System	250,000	-
Other long-term assets	4,232	4,232
Total non-current assets	532,491	231,323

Total assets	$722,154	$1,178,512

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$297,874	$184,269
Accrued liabilities	100,306	27,331
Deferred revenue, current portion	6,375	6,375
Other liabilities, current portion	30,000	-

Convertible notes payable, current portion	175,000	470,833
Total current liabilities	609,555	688,808

Deferred revenue, long-term portion	10,020	13,208
Long term liabilities, less current portion	185,000	-
Convertible notes payable, less current portion	479,684	658,489
Liability for derivative instruments	786,381	707,267

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 111,300,114 and 90,891,798 shares issued and outstanding, respectively	111,300	90,892
Additional paid-in capital	7,498,696	6,451,521
Accumulated deficit	(8,958,482)	(7,431,673)
Total stockholders’ deficit	(1,348,486)	(889,260)
Total liabilities and stockholders’ deficit	$722,154	$1,178,512

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Period from July 30, 1993 (Inception) through
	2005	2004	2005	2004	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$45,770	$2,729	$44,176	$1,479	$147,418

Cost of goods sold	23,163	-	23,163	-	91,149

Gross profit	22,607	-	21,013	-	56,269

Operating expenses
Selling expenses	255,816	181,502	134,446	94,381	1,662,596
General and administrative	796,136	478,561	462,506	217,610	4,428,651
Stock-based compensation expense	-	-	-	-	253,741
Research and development	294,786	215,054	96,869	99,945	2,198,310
Total operating expenses	1,346,738	875,117	693,821	411,936	8,543,298
Other income (expense)
Interest expense	(146,918)	(23,825)	(91,299)	(1,248)	(342,247)
Interest income	3,721	1	663	-	26,768
Financing costs	(75,569)	(100,485)	(30,152)	(65,057)	(285,542)
Other	16,088	-	(13,885)	-	129,568
Total other (expense)	(202,678)	(124,309)	(134,673)	(66,305)	(471,453)
Net loss	$(1,526,809)	$(996,697)	$(807,481)	$(476,762)	$(8,958,482)
Basic and diluted weighted average common shares outstanding	100,772,989	62,162,308	105,396,688	67,292,455	20,481,501

Basic and diluted loss per common share	$(0.015)	$(0.016)	$(0.008)	$(0.007)	$(0.437)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2005 (Unaudited)

	Common Stock		Additional	Accumulated Deficit During the Development	Total Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficit)
Balance, December 31, 2004 (as amended)	90,891,798	$90,892	$6,451,521	$(7,431,673)	$(889,260)
Intrinsic Value on Convertible Debt	-	-	169,750	-	169,750
Stock Issued for Debt Conversion	10,800,530	10,800	371,387	-	382,187
Stock Issued for Debt Conversion	9,607,786	9,608	190,392		200,000
Warrants Issued for Debt Conversion	-	-	301,827	-	301,827
Warrants Issued for Investment	-	-	10,174	-	10,174
Options Issued for Investment			98,847		98,847
Liability for derivative instruments	-	-	(95,202)	-	(95,202)
Net loss	-	-	-	(1,526,809)	(1,526,809)
Balance - June 30, 2005	111,300,114	$111,300	$7,498,696	$(8,958,482)	$(1,348,486)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		For the Period from Inception (July 30, 1993) through
	2005 (unaudited)	2004 (unaudited)	June 30, 2005 (unaudited)
Cash flows from operating activities
Net loss	$(1,526,809)	$(996,697)	$(8,958,482)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	8,882	9,815	132,195
Gain on forgiveness of debt	-	-	(65,485)
Gain on disposal of assets	-	-	(250)
Change in derivative liability	(16,088)	-	(46,042)
Stock based compensation	-	-	273,889
Options issued to employees	98,847	-	98,847
Non-cash interest expense	76,000	-	76,000
Warrants issued for agreement	10,174	-	10,174
Intrinsic value of convertible debt	102,868	-	114,968
Changes in assets and liabilities
Accounts receivable	(42,084)	-	(42,084)
Inventories	(35,607)	(17,647)	(85,977)
Other current assets	(56,636)	(14,706)	(60,068)
Other long-term assets	-	-	(4,232)
Accounts payable	113,605	(94,052)	351,937
Deferred revenue	(3,187)	22,771	16,396
Accrued liabilities	72,975	(13,309)	153,855
	329,749	(107,128)	924,123
Net cash used in operating activities	(1,197,060)	(1,103,825)	(8,034,359)

Cash flows from investing activities
Redemption of certificates of deposit	-	-	35,000
Purchase of certificate of deposit	-	-	(35,000)
Proceeds from fixed asset disposals	-	-	250
Investment in Maxx Net system	(35,000)	-	(35,000)
Purchase of fixed assets	(11,297)	(4,967)	(130,179)
Patent application	(48,753)	(92,892)	(231,921)
Net cash used in investing activities	(95,050)	(97,859)	(396,850)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	3,324,341
Proceeds from long-term debt	-	-	919,500
Net proceeds from convertible notes payable	400,257	1,366,247	4,308,008
Repayment on long-term debt	-	-	(81,516)
Repayment on capital lease obligations	-	-	(37,590)
Net cash provided by financing activities	400,257	1,366,247	8,432,743

Net (decrease) increase in cash and cash equivalents	(891,853)	164,563	1,534

Cash and cash equivalents - beginning of period	893,387	125,550	-
Cash and cash equivalents - end of period	$1,534	$290,113	$1,534

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

(Continued from previous page)

Supplemental disclosure of cash flow information:

BSI did not pay cash for interest expense or income taxes during the year ended December 31, 2004 or during the six-month period ended June 30, 2005. Cash paid for interest expense from inception (July 30, 1993) through June 30, 2005 was $68,164.

Supplemental disclosure of non-cash activity:

During the six months ended June 30, 2005, BSI effectively repaid $575,000 of notes payable and accrued interest pursuant to draw-downs under the Equity Line.

During the six months ended June 30, 2005, BSI issued notes payable to a third party with intrinsic value to the holder in the amount of $93,750.

During the six months ended June 30, 2005, BSI issued 20,000,000 warrants to Cornell Capital Partners valued at $301,827.

During the six months ended June 30, 2005, BSI issued options to employees valued at $98,847.

During the six months ended June 30, 2005, BSI issued options to employees with an intrinsic value of $76,000.

During the six months ended June 30, 2005, BSI issued warrants for an agreement valued at $10,174.

During the six months ended June 30, 2005, BSI acquired assets totaling $150,000 through agreement.

During the six months ended June 30, 2005, the Company recognized change in fair value for convertible debentures with conversion features in the amount of $16,088. In addition, $102,868 of accretion on the intrinsic value of the beneficial conversion features of the convertible debentures was realized.

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

During the year ended December 31, 2004, the Company issued convertible debentures with conversion features. The change in fair value of the conversion features from the date of issuance was valued at $29,954. In addition, $12,100 of accretion on the intrinsic value of the beneficial conversion features of the convertible debentures was recognized.

During the year ended December 31, 2003, BSI effectively repaid $50,000 of notes payable.

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

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

BSI2000, Inc. (“BSI”) was formed on July 30, 1993 and designs, builds, and sells high-end security related products for the homeland defense, entry/exit access control, and identification markets. The Company has developed and is beginning to sell patented and patent-pending systems for identifying, authenticating, and tracking people and their activities by combining biometrics, electronic ID cards of various types, sensors, extensive embedded software, and advanced cryptography.

The Company has been awarded one patent (#6,775,774 - "Optical Card Based System for Individualized Tracking and Record Keeping") and has approximately twenty other patents pending in related security areas in the United States and one in South Africa.

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

Revenue Recognition

BSI recognizes revenue in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through June 30, 2005, revenues earned represented sales to third parties, sales to distributors of demonstration units of BSI’s products and distribution rights.

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

Stock-Based Compensation

BSI accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for awards under BSI’s stock option plan as the exercise prices equaled or exceeded their fair value of the underlying stock as determined by the board of directors. Had compensation cost for BSI’s options issued to employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, BSI’s net loss would have been changed to the pro forma amount indicated below at June 30, 2005:

Reported Net loss	$(1,526,809)
Deduct recorded employee compensation expense	-
Add fair value of employee compensation expense	(282,421)
Net loss - pro forma	$(1,809,230)

Net loss per share-pro forma	$(0.018)

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used at June 30, 2005:

Approximate risk free rate	3.88%
Average expected life	5 years
Dividend yield	0%
Volatility	81.60%
Estimated fair value of total options granted	$282,421

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. BSI has experienced losses since inception (July 30, 1993) through June 30, 2005 of $8,958,482. For the six months ended June 30, 2005, BSI has a net loss of $1,526,809. BSI had a working capital deficit of $419,892 and stockholder’s deficit of $1,348,486 as of June 30, 2005, and used cash of $1,197,060 in the first six months of operations in 2005.

Management believes that the extended period over which losses have been experienced is principally attributable to two factors: lack of capital and the type of potential customers. Lack of capital has prevented BSI from quickly developing and aggressively marketing its products. In addition, most of BSI’s potential customers are large corporations or governments. Adopting BSI’s products will in many cases require changing the way business is done.

BSI has made advances in the sales process with several potentially large customers. Although there are no assurances that BSI will be successful, in order to fund activities until positive operating cash flow can be achieved, BSI has implemented the plan described below.

During the first quarter of 2003, BSI signed an agreement to merge with a small public company (see Note 3). The transaction was a reverse acquisition with BSI as the accounting acquirer. BSI became a wholly-owned subsidiary of the public company, BSI’s shareholders became the majority shareholders of the public company, and the public company changed its name to “BSI2000, Inc.”

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million (see Note 4).

On October 8, 2004 BSI issued a $1,250,000 secured convertible debenture to Cornell Capital Partners (see Note 4).

On June 15, 2005 BSI issued a $125,000 secured convertible debenture to Cornell Capital Partners (see Note 4).

On July 17, 2005 BSI issued a $125,000 secured convertible debenture to Cornell Capital Partners (see Note 7).

On August 5, 2005 BSI issued a $1,000,000 secured convertible debenture to Cornell Capital Partners (see Note 7).

BSI expects that the capital raised in the transactions described above will not be sufficient to fund BSI’s activities until positive operating cash flow is achieved.

Note 3 - Reverse Acquisition

On March 31, 2003, the reverse triangular merger between BSI2000, Inc. and Knowledge Foundations, Inc. (“KFI”) closed. As a result of the closing BSI2000, Inc. became a wholly-owned subsidiary of KFI. Also as result of the closing, KFI’s name changed to “BSI2000, Inc.” and BSI2000, Inc.’s name changed to “BSI Operating, Inc.”

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Immediately prior to the closing, all of KFI’s assets and all but $56,825 of its liabilities (see below) were spun-off to certain of its shareholders in exchange for 34,105,900 shares of common stock, which were then canceled. After the spin-off 5,027,818 shares of KFI common stock remained outstanding.

KFI acquired BSI by issuing 45,122,570 of its common shares to stockholders of BSI in exchange for 100% of the outstanding 8,786,900 common shares of BSI.

For financial reporting purposes the transaction has been accounted for as a recapitalization of BSI. Accordingly the net increase in the outstanding shares of 41,363,488 resulting from the above transactions has been reflected in the financial statements as shares issued in connection with the recapitalization of BSI. In recording the recapitalization transaction $4,121,307 has been reclassified from common stock to additional paid in capital.

As a result of the accounting method adopted to record the merger, for financial reporting purposes the historical financial statements of BSI, and only the historical financial statements of BSI, have become the historical financial statements of the continuing entity. Historical financial statements of KFI are not presented.

The terms of the merger agreement between BSI and KFI provided that the liabilities of KFI at the closing would not exceed $15,000. However, at the closing, KFI had a note payable and accrued interest outstanding in the amount of $56,825. In order to off-set this liability certain shareholders of KFI executed a note payable to BSI in the amount of $56,825. The KFI note and accrued interest have been recorded as a reduction of additional paid in capital. The note receivable from the KFI stockholders has been recorded as an increase to additional paid in capital.

Note 4 - Convertible Debt

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners, which was mutually terminated by the parties on August 11, 2005. Under this agreement, BSI was entitled to issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million. The purchase price for the shares was 99% of, or a 1% discount to, the market price, which was defined as the lowest closing bid price of the common stock during the five trading days following the notice date. Cornell Capital Partners was entitled to receive a fee equal to 5% of each advance.

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007. On December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due December 10, 2007. On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 19, 2008. The debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice and may redeem any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell upon conversion, which has resulted in a $125,000 intrinsic value for each debenture that was issued in 2004, and $62,500 for the debenture issued during January 2005. The intrinsic value has been recorded as a discount on each convertible debenture in the accompanying consolidated balance sheet, and will be amortized over the term of each convertible debenture. A $12,100 charge to interest expense for the accretion of this intrinsic value has been included in interest expense as of December 31, 2004. A $98,972 charge to interest expense was taken during the first six months of 2005. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a long-term liability that was originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

December 31, 2004, we recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. During the six months ended June 30, 2005, we recorded other income of $16,226 related to the change in fair value from the date of issuance of the debt from December 31, 2004 to June 30, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

BSI received $500,000 on October 7, 2004, less a 10% fee of $50,000, and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 19, 2005.

On June 17, 2005, BSI issued a 5% convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due June 17, 2008. The debenture is convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice and may redeem any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell upon conversion, which has resulted in a $31,250 intrinsic value. The intrinsic value has been recorded as a discount on the convertible debenture in the accompanying consolidated balance sheet, and will be amortized over the term of each convertible debenture. A $3,896 charge to interest expense for the accretion of this intrinsic value has been included in interest expense as of June 30, 2005. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a long-term liability that was originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted During the six months ended June 30, 2005, we recorded other expense of $138 related to the change in fair value from the date of issuance of the debt from June 17, 2005 to June 30, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debentures, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the Volume Weighted Average Price on the closing date.

Convertible notes payable consist of the following at June 30, 2005:

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on October 7, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $60,000, of which $22,500 is unamortized at June 30, 2005. Subsequent to June 30, 2005, Cornell Capital Partners converted $150,000 of the debt into 4,658,632 shares of common stock of BSI. Accretion of intrinsic value of $9,703 related to the conversion feature of this note was included as interest expense for the year ended December 31, 2004. Accretion of intrinsic value of $67,979 related to the conversion feature of this note was included as interest expense for the six months ended June 30, 2005

$250,000

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on December 10, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $50,000, of which $40,278 is unamortized at June 30, 2005. Accretion of intrinsic value of $2,397 related to the conversion feature of this note was included as interest expense for the year ended December 31, 2004. Accretion of intrinsic value of $20,662 related to the conversion feature of this note was included as interest expense for the six months ended June 30, 2005

500,000
Convertible secured promissory note issued to Cornell Capital Partners, bearing interest at 5% and due on January 19, 2008. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $25,000, of which $20,833 is unamortized at June 30, 2005. Accretion of intrinsic value of $10,331 related to the conversion feature of this note was included as interest expense for the six months ended June 30, 2005

250,000
Convertible secured promissory note issued to Cornell Capital Partners, bearing interest at 5% and due on June 17, 2008. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $32,500, of which $31,597 is unamortized at June 30, 2005. BSI has determined that there is a beneficial conversion feature with this debenture. Accretion of intrinsic value of $3,869 related to the conversion feature of this note was included as interest expense for the six months ended June 30, 2005. BSI granted warrants to purchase 20,000,000 shares of common stock to Cornell Capital Partners. The warrants are exercisable at $0.05 per share for a period of five years, and were fully vested during June 2005. The warrants have been valued at $301,827 using the Black Scholes Option Pricing Model .

125,000

Secured promissory note issued to Cornell Capital Partners, due on March 11, 2005 and secured by substantially all of Company’s non-cash assets. The note bears interest at 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $37,500, of which $0 is unamortized at June 30, 2005. Subsequent to December 31, 2004, BSI effectively repaid $375,000 of this note and accrued interest thereon pursuant to draw-downs under the Equity Line. As of June 30, 2004, this note was in default and was repaid along with accrued interest on August 5, 2005.

$175,000
Fees and discounts	(645,316)
Less current portion	(175,000)
$479,684

Note 5-Shareholders’ Equity

In September 1998, BSI formally adopted an incentive stock option plan which provides for certain employees and non-employees to acquire up to 1,750,000 shares of BSI’s common stock upon terms and conditions determined by the Board of Directors. Options granted under the plan vest in accordance with a vesting schedule determined by BSI’s Board of Directors. Stock options that are forfeited or cancelled revert back to the plan and may be reissued. During the quarter ended June 30, 2005 BSI cancelled 2,350,000 options issued to employees and reissued to the employees 4,000,000 options with new terms. The options were valued at $98,847 with the assumption of 81.60% volatility, 3.88% risk free rate, 5 years average expected life and no dividend yield. The expense for the options issued is recorded in the accompanying financial statements. For the quarter ended June 30, 2005 BSI recognized compensation expense of approximately $80,000, which represented the difference between the fair value of BSI’s common stock and the exercise price of the options at the date the options were repriced. These options are accounted for under the variable method of accounting.

The following table summarizes stock option activity for the quarter ended June 30, 2005 and the year ended December 31, 2004:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price

Outstanding - December 31, 2004	4,310,000	-	$0.105
Granted	250,000	1,000,000	0.018
Forfeited/canceled	-	-	-
Exercised	-	-	-

Outstanding - March 31, 2005	4,560,000	1,000,000	0.092
Granted	18,000,000	1,000,000	0.030
Forfeited/canceled	(2,350,000)	-	(0.108)
Exercised	-	-	-

Outstanding - June 30, 2005	20,210,000	2,000,000	$0.037

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

The following table summarizes options outstanding and exercisable at June 30, 2005:

	Options Outstanding		Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*

$0.027	1,000,000	$0.027	1.97	18,000,000	$-
$0.030	18,000,000	0.030	4.89	-	0.030
$0.040	10,000	0.040	3.95	-	-
$0.042	250,000	0.042	3.66	-	-
$0.050	1,000,000	0.050	-	-	-
$0.060	100,000	0.060	4.18	-	-
$0.089	250,000	0.089	4.04	50,000	0.089
$0.110	1,600,000	0.110	3.70	37,500	0.110

	22,210,000	$0.037	4.22	18,087500	$0.030

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During June 2005, BSI granted warrants to purchase 20,000,000 shares of common stock to Cornell Capital Partners. The warrants are exercisable at $0.05 per share for a period of five years, and were fully vested during June 2005. The warrants have been valued at $301,827 using the Black Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	3.88%
Average expected life	5 years
Dividend yield	0%
Volatility	81.60%
Estimated fair value of total options granted	$301,827

The value of the warrants has been included as financing costs in the accompanying balance sheet as a reduction of long-term debt at June 30, 2005.

During April 2005, BSI granted warrants to purchase 500,000 shares of common stock in conjunction with the Maxx Net purchase. The warrants are exercisable at $0.029 per share for a period of five years, and were fully vested during April 2005. The warrants have been valued at $10,174 using the Black Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	3.88%
Average expected life	5 years
Dividend yield	0%
Volatility	81.60%
Estimated fair value of total options granted	$10,174

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

The value of the warrants has been included in financing costs at June 30, 2005.

	Number of Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2003	-	$-
Granted	2,500,000	0.0665
Forfeited/cancelled	-
Exercised	-

Outstanding - December 31, 2004	2,500,000	0.0665
Granted	20,500,000	0.0495
Forfeited/cancelled	(1,250,000)	(0.0610)
Exercised	-	-

Outstanding - June 30, 2005	21,750,000	$0.0508

Included in the above warrants, 1,000,000 warrants are exercisable once a contract is completed or one year after the issuance of the warrants.

All of the remaining warrants are exercisable and have a weighted average remaining contractual life of approximately 5 years.

On September 13, 2004, BSI issued 990,009 shares of common stock under the Equity Line of Credit Agreement to Cornell Capital Partners for $50,000 cash. Costs associated with this transaction were $2,500.

During September 2004, the Board of Directors approved an amendment of the Articles of Incorporation to increase the authorized number of common shares from 100,000,000 to 200,000,000.

During February 2004, BSI granted warrants to purchase 250,000 shares of common stock to a consulting firm. The warrants are exercisable at $0.12 per share for a period of five years, and were fully vested on May 31, 2004. The warrants have been valued at $20,148 using the Black Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	4.25%
Average expected life	5 years
Dividend yield	0%
Volatility	80.85%
Estimated fair value of total options granted	$20,148

The value of the warrants has been included in general and administrative expenses as of December 31, 2004.

During May 2004, BSI granted warrants to purchase 1,250,000 shares of common stock to a consulting firm. The warrants are exercisable at $0.12 per share for a period of five years, and vest upon the award of at least a $1,000,000 contract to BSI that was introduced by the consultant. This contract has been cancelled by BSI, with a settlement between the parties resulting in cancellation of the warrants.

Note 6 - Investment in Certain Claims Maxx Net System

On April 22, 2005, BSI acquired all right, title and interest in certain claims to the Maxx Net system as held by Cyber Country Systems, LLC for up to $371,152 and 500,000 warrants to purchase common stock in BSI. The purchase price consists of cash consideration, payable $30,000 at closing along with twenty-four, $5,000 installments, royalty payments equal to 5% of all gross sales of the Maxx Net System by BSI over a three year period (capped at $100,000), and $121,152 which represents the balance of the sellers biometric development contract at Denver International Airport, to the extent contract proceeds are received by BSI.

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Note 7 - Subsequent Events

Subsequent to June 30, 2005, BSI converted $150,000 of secured convertible debenture into 4,658,632 shares of common stock of BSI.

On July 15, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due July 15, 2008. The debenture is convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On July 20, 2005, the shareholders of the Company, at a special shareholders meeting, approved the increase in the authorized $0.001 par value common stock of the company from 200,000,000 shares to 400,000,000 shares.

On August 2, 2005, the Company entered into an option to purchase, pursuant to a private sale, all right, title and interest in the Maxx-Net system from The New Sytron, Inc. The cost of the option, paid by BSI on August 2, 2005 was $12,000, and expires on September 15, 2005. The purchase price for the assets pursuant to the exercise of the option is $650,000 payable $150,000 at closing along with a 6% promissory note in the amount of $500,000. The note is payable in 48 monthly installments of $11,743, and will be due September 1, 2009. In addition, the Company will issue at closing 1,000,000 warrants for the purchase of BSI’s common stock. The warrants will have a term of four years, and will have an exercise price equal to the trading price for BSI’s common stock as of the close of trading on the date BSI exercises the option.

On August 5, 2005, BSI issued a 5% secured convertible debenture in the amount of $1,000,000 to Cornell Capital Partners that is due August 5, 2007. The debenture is convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On August 11, 2005, the Company paid past due payroll tax liabilities totaling $55,593. This amount represents payroll liabilities from May 31, 2005 through July 31, 2005. As of August 11, 2005, the Company was current with all its payroll tax liabilities.

Note 8 - Intrinsic Value Associated with Issuance of Debentures

On June 27, 2005, BSI was contacted by the Staff of the United States Securities and Exchange Commission during the course of a routine review of its periodic filings and made inquiries regarding certain of BSI’s accounting policies. As a result of this inquiry, management re-evaluated BSI’s accounting for certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows. Following the evaluation, BSI determined that the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows  for the fiscal year ended December 31, 2004 should be restated in the Form 10-KSB for the fiscal year ended December 31, 2004. The effect of these errors on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows was considered material.

This error arose as a result of BSI issuing secured convertible debentures to Cornell Capital Partners, LP in October and December of 2004, where the debentures by their terms were immediately convertible into shares of BSI common stock at a conversion price per share that was less that the then-current market price of BSI’s common stock. Accordingly, BSI should have recorded Financing Costs over the life of each debenture because the debentures had intrinsic value (i.e., the conversion price per share was less than the market price per share of BSI’s stock at the time of conversion). Also, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture should have been included as a long-term liability, originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted, at which time, the

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

relative fair value to the conversion will be transferred to equity. The conversion feature should be revalued each period until the convertible debt is converted, with the change in fair value from the date of issuance to the end of the period recorded as other income or expense for each period.

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

	As previously reported	Adjustments	As restated
Non-current Liabilities	$909,597	+$469,367	$1,378,964
Additional Paid-in Capital	$6,938,742	-$487,221	$6,451,521
Retained Earnings	$(7,449,527)	+$17,854	$(7,431,673)

The adjustments noted above are primarily due to the adjustment of the following items:

For the October 7, 2004 convertible debt, intrinsic value is equal to $0.0124, which is the difference between $0.062 (i.e., the price of BSI’s common stock) on October 7, 2004, as compared to 80% of that price, or $0.0496. Accretion of the intrinsic value has resulted in a $9,703 charge to interest expense as of December 31, 2004. In addition, during the year ended December 31, 2004, we recorded other income of $20,878 related to the change in fair value of the convertible feature of the convertible note from the date of issuance of the debt to December 31, 2004.

For the December 10, 2004 convertible debt, intrinsic value is equal to $0.009, which is the difference between $0.045 (i.e., the price of BSI’s common stock) on December 10, 2004, as compared to 80% of that price, or $0.036. Accretion of the intrinsic value has resulted in a $2,397 charge to interest expense as of December 31, 2004. During the year ended December 31, 2004, we recorded other income of $9,076 related to the change in fair value of the convertible feature of the convertible note from the date of issuance of the debt to December 31, 2004.

BSI did not account for these conversion features in its December 31, 2004 Form 10-KSB. BSI is amending such Form 10-KSB by making adjustments that record an increase to interest expense of $12,100 at December 31, 2004, with a corresponding increase to Additional Paid-in Capital as noted above. BSI is also amending such Form 10KSB by making adjustments that record an increase to other income of $29,954 which represents the change in value for the conversion feature of the convertible debentures from the date of issuance to December 31, 2004.

As a result of the June 27, 2005 inquiry, management also re-evaluated BSI’s accounting for certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows for the fiscal quarter ended March 31, 2005. Following the evaluation, BSI determined that the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows for the fiscal quarter ended March 31, 2005 should be restated in the Form 10-QSB for the fiscal quarter ended March 31, 2005. The effect of these errors on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows was considered material.

This error arose as a result of BSI issuing secured convertible debentures to Cornell Capital Partners, LP in January of 2005, which debentures by their terms were immediately convertible into shares of BSI common stock at a conversion price per share that was less than the then-current market price of BSI’s common stock. Accordingly, BSI should have recorded Financing Costs because the debentures had intrinsic value (i.e., the conversion price per share was less than the market price per share of BSI’s stock at the time of conversion). Also, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture should have been included as a long-term liability, originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

each period until and unless the debt is converted, at which time, the related fair value to the conversion will be transferred to equity. The conversion feature should be revalued each period until the convertible debt is converted, with the change in fair value from the date of issuance to the end of the period recorded as other income or expense for each period.

Accordingly, BSI is required to restate its financials for the fiscal quarter ended March 31, 2005 as set forth below.

The following is a summary of the effects of these restatements on BSI's consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows for the fiscal quarter ended March 31, 2005.

	As previously reported	Adjustments	As restated
Non-current liabilities	$1,094,254	+$539,662	$1,633,916
Additional Paid-in Capital	$7,310,129	-$546,302	$6,763,827
Retained Earnings	$(8,157,641)	-$16,640	$(8,151,001)
Interest Expense	$(19,432)	-$36,187	$(55,619)
Financing costs	$(40,417)	-$(5,000)	$(45,417)
Other income	$-	+$29,973	$29,973
Net Income	$(708,114)	-$11,214	$(719,328)

The adjustments noted above are primarily due to the adjustment of the following item:

For the January 19, 2005 convertible debt, intrinsic value is equal to $0.0084, which is the difference between $0.042 (i.e., the price of BSI’s common stock) on January 19, 2005, as compared to 80% of that price, or $0.0336. The intrinsic value of $0.0084 per share is then multiplied by 7,440,476 shares of common stock (i.e., $250,000 convertible debt divided by the conversion price of $0.0336), which equals an intrinsic value of $62,500. Accretion of the intrinsic value has resulted in a $5,137 charge to interest expense for the quarter ended March 31, 2005.

BSI did not account for these conversion features in its March 31, 2005 Form 10-QSB. BSI is amending such Form 10-QSB by making adjustments that record an increase to Interest expense of $36,187 at March 31, 2005, with a corresponding increase to Additional Paid-in Capital as noted above. BSI is also amending such form 10QSB by making adjustments that record an increase to other income of $29,973 which represents the change in value for the conversion feature of the convertible debentures from December 31, 2004 to March 31, 2005 and recognizing the discount for the portion of the debenture that was converted in the period, as an increase to financing costs of $5,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Business

BSI2000, Inc. was incorporated under the name “Unified Data Link, Incorporated” in July 1993, and changed its name to “Bank Systems 2000, Inc.” in April 1995. The company changed its name to “BSI2000, Inc.” on May 19, 1995.

BSI2000, Inc. (“BSI” or the “Company”) designs, builds, and sells high-end security related products for the homeland defense, entry/exit access control, and identification markets. The Company has developed and is beginning to sell patented and patent-pending systems for identifying, authenticating, and tracking people and their activities by combining biometrics, electronic identification cards (“IDs”) of various types, sensors, extensive embedded software, and advanced cryptography.

The Company believes that since the terror attacks on the United States in September 2001, a global push toward secure identification and tracking with new advanced technologies is underway and accelerating. BSI has developed over the past several years a spectrum of security-related products that integrate special hardware and proprietary software to provide turnkey systems to meet this new need.

The Company identified three specific target submarkets within the overall security market and then built proprietary products that it believes are specific to those vertical markets. The first market is advanced entry/exit access control to protect valuable physical infrastructure such as corporate buildings, financial and information technology (“IT”) facilities, government sites such as nuclear and hydroelectric plants, water treatment works, petrochemical and chemical plants, national laboratories, and the like. The second target market is highly secure identification cards for national IDs and other purposes. The third target market is advanced but inexpensive portable fingerprint scanning systems and devices for use by police, sheriffs, first responders, and coroners.

The products that the Company has developed all depend on a central technology core of electronic identification cards, biometrics, and advanced cryptography and, thus, are all related. For example, the fingerprint scanning systems developed by BSI are direct results of the research and development completed by the Company over a period of several years to integrate biometrics into its other products.

In 2003, the U.S. Immigration and Naturalization Service (“INS”), now part of the United States Department of Homeland Security (“DHS”), awarded a small development contract to BSI to build a pilot test Green Card authentication and verification system. Six of the resulting BSI SIGABA2000™ units were delivered to INS for approximately $25,000. As part of that contract, the Company and its senior management and technical staff were granted certain security clearances that enabled BSI to complete classified work for the U.S. federal government. In addition, as part of that project, the Company designed and built the Crypto2000™ encryption, key management, and hardware random number generator hardware/software module which enables cryptographically secure transactions with optical cards which BSI believes is a capability unique to the Company. Key components of the Crypto2000 unit have been certified under certain conditions by the National Institute of Standards and Technology (“NIST”) to the FIPS 140-1 (1, 2, 3) level which is a recognized advanced standard of encryption and, especially, hacker resistance. The Company has a project underway to gain the even stronger FIPS 140-2 (1, 2, 3, (physical) 4) certification from NIST for the entire Crypto2000 system. The independent laboratory work for that effort is being completed by IBM/Canada for submission to NIST. In addition, BSI is in the process of enhancing the Crypto2000 module to provide similar protection for magnetic stripe, radio frequency identification (“RFID”), and contact/contactless smart cards based systems. The Company believes that Crypto2000 with its associated patent applications provide a competitive advantage for BSI over other companies competing in BSI’s target markets.

Current Products. BSI has developed a number of closely related products that are designed specifically for the above described target markets:

SECURUS2000™ Entry/Exit Access Control System. This product is designed to provide site protection for high-value buildings, installations, and facilities. SECURUS2000 combines electronic identification cards with biometrics, sensors, database systems, extensive embedded software, and integrated devices to protect commercial, government, and military installations. It is an access control suite of products that incorporate all of the security command and control functions that the Company believes are necessary in today's high risk environment. With a 50,000 card reader capacity and a guaranteed transaction time of under one second, it is, BSI believes, one of the most powerful access control systems employed anywhere. SECURUS2000 features include video badging, graphic alarm monitoring and control through an extensive graphical user interface (“GUI”) command and control interface, panel-based biometric template storage, close circuit television (“CCTV”) and digital video recording (“DVR”), and audio integration. It also hosts other advanced and unique functions needed, the Company believes, to meet the security requirements of today's increasingly hostile threat environment. Up to 96 workstations can simultaneously monitor alarms and manage reactions within a complete worksite, which, if needed, can be distributed geographically across the globe. The functions of each workstation can easily be tailored to the specific needs of each facility. SECURUS2000 is scalable from a single PC to interconnected networks that span the world. Further security is provided by the option of biometric workstation logon. By using its PLC RLLP programming, SECURUS2000 provides, BSI believes, the operational flexibility to handle the most complex security command and control tasks. An integral component of the system is the MAXX-NET™ base entry/exit access control system recently purchased, in its entirety, by the Company from New Sytron, Inc. and CyberCountry Systems, LLC which was then enhanced by BSI to include biometrics, advanced cryptography, and other items. MAXX-NET has been sold by New Sytron/CyberCountry and their predecessors to a number of airports, prisons and detention centers, corporate facilities and others. For example, MAXX-NET has provided entry/exit access control protection, and continues today, at the Denver International Airport (“DIA”), which has the FAA's most secure "Category X" rating, where it provides distributed and centrally controlled and monitored security for more than 50 individual buildings over 53 square miles with approximately 2,000 controlled and monitored doors and access points. Some 45,000 ID/access electronic cards have been issued to flight crews, airline ground personnel, maintenance workers, vendors, and security personnel. DIA is the fifth busiest airport in the United States and the 10th busiest in the world. Other installations include Anchorage International Airport, the U.S. Air force Academy, Sterling Correctional Facility in Colorado, San Francisco Water Management, Riverside Justice Center, Rocky Mountain National Park, Missoula Detention Center in Montana, and others. BSI believes that the current installed base of MAXX-NET combined with the security enhancements made and underway by BSI, including biometrics and advanced cryptography, provides a competitive advantage for the Company for its "SECURUS2000 Powered by MAXX-NET™" product. A patent has been awarded to BSI that the Company believes will help protect certain aspects of SECURUS2000 in the marketplace.

AQUA2000™ Water Treatment Facility Monitoring, Intrusion Detection, and Access Control System. Since the terror attacks of September 2001, DHS and other national agencies have issued guidance and directives that advise water treatment delivery systems to increase their vigilance to protect their infrastructure from physical attack or sabotage and, especially, to protect against possible chemical, biological, and radiological contamination. BSI developed the AQUA2000 integrated system to enable treatment and delivery plants to counter such threats. The system combines the SECURUS2000 entry/exit access control system with additional capabilities and technologies that are specific to water treatment and was designed and developed in conjunction with leading water treatment engineers and specialists to provide a turnkey package able to monitor, identify, and assess potential and actual threats to the nation's water supply and delivery infrastructure. In April 2005, the Company sold its first AQUA2000 system to the J. G. Beacham Water Treatment Plant in Athens, Georgia for approximately $250,000. In August 2005, BSI received a follow on order from the J. G. Beacham Plant for certain advanced real-time video monitoring capabilities. The Company has applied for several patents that, if awarded, BSI believes will help protect the product in the marketplace.

CLEARID2000™ Electronic Fingerprint Scanning System. The Company built the CLEARID2000 specifically as a relatively inexpensive and portable, though advanced, electronic fingerprint scanning machine. It eliminates the manual inking procedures now commonly used and, BSI believes, dramatically increases the accuracy and reliability of print collection by providing immediate scan quality feedback to the operator. The system automatically electronically prints the standard FBI fingerprint FD258 "Blue" and FD249 "Red" hardcopy cards that are used across the country for background checks and scans by law enforcement agencies, school districts, numerous government agencies, contractors, and many others. The product was a direct fallout of the extensive research and development conducted in biometrics and other areas for advanced card entry/exit access control systems. In July 2005, BSI was notified that the Federal Bureau of Investigation (“FBI”) had tested the CLEARID2000-T configuration of the product and had certified it to be in compliance with the FBI's Integrated Automated Fingerprint Identification System (“IAFIS”) Image Quality Specifications (“IQS”). The Company began to ship CLEARID2000 units in late June 2005 and current customers include several police and sheriff's departments as well as a coroner's office.

VERUS2000™ Green Card Authentication Device. BSI developed the VERUS2000 system as a result of work performed for the INS, under contract, in 2003. The system is designed, the Company believes, to inexpensively and reliably solve the problem of fake and counterfeit Green Cards carried by resident aliens that are used as primary identification by employees. BSI believes that such fraudulent Green Cards are in use across the country in high volume and represent a significant security hole for the defense of this country. VERUS2000 has been tested by a major airport in the United States; by a state driver's license issuance bureau; and by a major European airline in a large European airport. BSI believes that passage of the REALID Act of 2005 by Congress that was signed by President Bush may open a market for the product as states begin to comply with the Act's requirements to authenticate Green Cards before issuing state driver's licenses where a Green Card is presented as primary photo ID by license applicants. The Company has applied for several patents that, if awarded, BSI believes will help protect the product in the marketplace. However, there can be no assurance that such a market will exist.

CIVILITAS2000™ Government Identification System. The Civilitas ("Civilitas" is the Latin word for "citizen") optical card is for government issue to record identification data and allows up to 16 separate government programs to be tracked and monitored on a single card, including border crossings, medical records, social pension eligibility and cash transfers, medical records, police records, etc. Each partition has its own encryption key. Border crossings also may be monitored and flagged, as an option, by advanced heuristic software techniques to automatically notice suspicious events for closer inspection by security personnel. The system was designed and built by BSI to meet, it believes, the expected requirements of the Italian National ID card project. In addition, the Company has proposed, and plans to continue to propose, the system to other countries. However, there can be no assurance that a market will exist for the product.

MICROBANKER2000™ Optical Bank Card. The Company has developed the MicroBanker2000 system to enable modern banking services to be easily implemented and deployed anywhere in the world. The system has no requirements for online telecommunications and is designed to operate in those parts of the world where it is difficult or impossible to authenticate and verify standard VISA™-style bankcards because telephone systems are expensive or nonexistent. Information that is written (and read) to (and from) the optical bank cards by the MicroBanker2000 terminals include a digital cardholder photograph, scanned fingerprints for biometric identification, name and address information, etc., current bank account balance, and a log/audit trail of all transactions generated and recorded on the card. In short, the MicroBanker2000 system provides, BSI believes, everything needed to conduct secure day-by-day financial transactions in those parts of the world where such capabilities do not exist but are needed. The first target market for MicroBanker2000 is in South Africa. The Company completed a technology demonstration for a very large social organization with several million members in the remote far north of the country. The original intent of BSI was to create an entity under the so-called "village bank" concept to enable the entity to issue and operate bankcards. However, the South African laws changed which requires the Company to form a partnership with an established bank in South Africa which is the approach that BSI is currently and actively taking. The Company filed a patent in South Africa to, it believes, help protect the Microbanker2000 system and the related concepts in that country. There can be no assurance that a market exists for the product.

Technical Information. Most of the systems and products built and marketed by BSI include electronic identification cards. The Company supports all of the major card families such as magnetic stripe, RFID, contact/contactless smart cards, and the very secure optical cards in an effort to provide a spectrum of security levels - from the very low (e.g., magnetic stripe) to the midrange (e.g., smart cards) to the very high (e.g., optical cards).

BSI believes that optical cards are the most secure cards in the world because they have on the order of 100x - 1000x the amount of memory of other cards which enables digital cardholder photographs, multiple random biometrics, extensive access rights, and audit trails to be recorded on the card; because the written memory is permanent without the data fallout caused by static electricity and cosmic and natural radiation that is encountered with smart cards; and because optical cards meet certain international travel document and other standards.

BSI continues to develop (and apply for patent protection covering) software in the area of strong encryption techniques and high-performance data management methods for card systems. BSI has approximately 20 patent applications pending and has been awarded one patent. These methods are required for secure and efficient card systems to be safely used in the field. Other patent applications cover the use of the technology.

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

Patents. BSI has applied to the United States Patent & Trademark Office for the following patents among others: (1) Medical record maintenance and analysis system, (2) Optical card security system, (3) Optical prescription card, (4) Cryptographic key management device, (5) Cryptographically secure transactions with optical cards, (6) Hardware random number generator, (7) Optical card fitness system, (8) Optical banking card, (8) Traveler screening system, (9) Authenticating optical card reader, (10) Cryptographically secure transactions with optical cards - international application, (11) Optical motor vehicle card, (12) Optical military card, (13) Optical card for updating software, (14) Systems and methods for reading optical card data, (15) Optical immunization card, (16) Embedded holograms on optical cards, (17) Facility security with optical cards, (18) Optical drive, (19) Authentication of optical cards, and others. To date, BSI has filed approximately 20 patent applications in the U.S. and one in South Africa (Optical banking card). One patent has been awarded to the Company - "Optical Card Based System for Individualized Tracking and Record Keeping" (USPTO #6,775,774) which was issued in August 2004.

Sales and Marketing, and Sources of Revenue. BSI’s sales and marketing strategy and our plan to create sources of revenue has three primary components:

1. Identify target markets that have, the Company believes, a real need. Design and build products that meet that need. File patents to cover as much of the newly developed technology or new uses for existing technology as practical and as affordable by BSI.

2. Setup sales channels on an individual basis for each product. For example, with AQUA2000, build relationships with the consulting engineering companies that work with water treatment plants to design their security upgrades. For CIVILITAS2000, create teaming agreements with larger companies that have, or are expected to have, contracts in place for national ID card systems for national governments. For CLEARID2000, put into place agreements with regional and national distributors of security equipment and strive to have the equipment listed in the standard DHS approved equipment lists. For SECURUS2000, create relationships with regional and national security systems distributors but also work with qualified engineering consulting firms that have contracts or are expected to have contracts to design security systems and upgrades for airports. For VERUS2000, approach the Department of Homeland Security directly.

3. Market the products of the Company as aggressively as practical and affordable by the methods above and by targeted direct mailings of short marketing video DVDs and other material. In addition, work with media outlets to bring BSI and its products to the attention of the customer and potential customer base.

Current Contracts. It is important to note that BSI has not yet delivered product in any significant quantity; however, BSI has put into place various strategic teaming and alliance agreements with substantial external partner companies as follows:

L.C. Sistemia. On May 7, 2001, BSI signed a strategic alliance agreement with L.C. Sistemia, an Italian systems engineering and project management company with offices in Rome (“LCS”). Pursuant to legislation enacted in 2000 to implement a secure national identification card system, the Italian government awarded two contracts. One contract is held by Siemens A.G. to install and operate card initialization systems (i.e., issuance of secure optical cards) for ultimately up to 58,000,000 people. The second contract is held by LCS to supply the optical cards and card transaction units for use in passport offices, medical clinics, police stations, post offices, and other government offices.

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

BSI has the right to terminate the agreement with LCS if sales into Italy are less than target levels. BSI has developed the Civilitas 2000 national identification card system, which will be used in the LCS portion of the encryption and data programming of cards for the Italian government system. BSI retains all rights to this technology, and intends to market similar systems to other governments.

LaserCard Systems. On April 28, 2000, BSI signed a one year agreement with LCS, which was renewed on June 3, 2004 for a one-year term. Pursuant to the agreement, LaserCard Systems Corporation had the right to sell its products to other resellers and end-users. During the term of the contract, BSI bought a limited amount of products from LaserCard Systems Corporation. The agreement has been renewed and remains valid until September 5, 2006.

Other Agreements. BSI also has in place a number of teaming, distribution, and other agreements, most of which have been recently formed.

Competition. The Company believes that its primary competition comes from vendors with similar products but that have significantly less security. For example, there are numerous entry/exit access control systems on the market, but BSI knows of no other system similar to SECURUS2000 available that incorporates highly secure optical cards, effective and certified encryption, and with the large installed base, and credibility, of MAXX-NET. For the fingerprinting market, while there are numerous competitors to the products available from the Company, BSI is not aware of any competing system with the portability and relative low cost of the CLEARID2000 machine. In addition, the Company believes that the CRYPTO2000 encryption module is unique and that no competing system exists anywhere for optical cards. However, it should be noted that many of the competitors of BSI are significantly larger with far more resources than the Company. There can be no assurance that BSI will be able to compete in the marketplace.

BSI is aware of only one other competitor, Zerco Systems, Inc., a small company, that markets embedded optical card systems of any form. BSI believes it can compete effectively against Zerco as Zerco appears to have only one embedded product and has, the Company believes, very limited sales to date.

Manufacturing, Support and Facilities. BSI outsources hardware manufacturing to one or more contract assembly houses on a turnkey basis. The manufacturer will manage all parts purchasing, inventory control, quality control, fabrication and assembly, testing, as well as burn-in operations as volumes of shipped equipment and systems increase.

Fully tested and finished hardware products will be shipped to the Company's office in Lakewood, Colorado where the proprietary control and security software will be loaded and encryption keys installed. After complete checkout, the finished software and hardware units will be packaged, inventoried, and shipped to the end-user.

We believe that the primary advantages to this approach include the ability to control inventory on an agile 30-day (or less) schedule, the ability to benefit from the parts purchasing power of a large assembler, and the elimination of direct purchasing and components overhead.

Except for the card reader drives and heads that BSI buys from LaserCard Systems Corporation, all purchased electronic components for the products are standard and commercially available from multiple sources. A typical BSI machine has several hundred inventoried components and subassemblies including a number of custom machined pieces.

With the present lower volumes, all systems are assembled and tested in-house and then shipped to the customer.

Employees. As of June 30, 2005, BSI had 11 full-time and no part-time employees, of which three are involved in software programming and support, seven are involved in the marketing and deployment of product, and one is involved in BSI’s administrative and financial operations. None of BSI’s employees are represented by a labor union, and BSI has never experienced a work stoppage. BSI believe its relationship with its employees to be good. BSI’s ability to achieve its financial and operational objectives depends in large part upon BSI’s continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of BSI’s senior management and key sales and technical personnel. See the section of this Report entitled “Executive Compensation.” Competition for such qualified personnel in BSI’s industry and the geographical locations of BSI’s offices is intense, particularly in software development and technical personnel.

Research & Development. BSI expended $542,635 in 2004 for research and development (“R&D”) purposes as compared to $446,605 in 2003. For the six months ended June 30, 2005, BSI expended $294,786 on R&D as compared to $215,054 for the comparable period in 2004. This increase is attributable to R&D components of $16,550, consulting fees of $47,816, and salaries and wages totaling $15,023. These costs were expensed as incurred and increased as a result of the needs identified relating to potential markets for BSI’s products in various parts of the world.

Building and Facilities. BSI leases 2,800 square feet of space at 12600 West Colfax Avenue, Suite B410 in Lakewood, Colorado. The lease, which expires on February 1, 2007, provides for rental payments of $4,349.04 per month plus payment of BSI’s share of building operating expenses, such as real estate taxes, insurance and utilities. The offices house sales and marketing, software and hardware research and development as well as manufacturing control, limited inventory and other administrative tasks.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that the financial statements raise substantial doubt as to BSI’s ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,500,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities. However, no assurances can be given that BSI will be successful in such activities. Should it not be, the accompanying financial statements will be materially affected and our ability to continue as a going concern could be severely hampered. BSI does not have cash reserves on August 19, 2005 that will sustain operations beyond October 31, 2005.

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. BSI adopted SFAS No. 145 January 1, 2003. Adoption of SFAS No. 145 did not have a material impact on BSI.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. BSI adopted the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. However, BSI is not a guarantor of indebtedness of others.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The transitional provisions did not have an impact on BSI’s financial statements as it has elected to retain the intrinsic value method. The provisions relating to annual and interim disclosures have changed the manner in which BSI discloses information regarding stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. BSI is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment; however we did not have any variable interest entities as of June 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment”, which supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. BSI will adopt, as required, SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006. Management expects that the impact of the adoption of SFAS No. 123 (revised) will be that the share-based payment expense amounts historically disclosed as required by SFAS No. 123 will now be recognized as an expense on the statement of operations.

Results of Operations

Results of Operations for the Three Month Period Ended June 30, 2005 Compared To the Same Period Ended June 30, 2004

Revenue

We had revenues of $44,176 during the three months ended June 30, 2005 as compared to $1,479 for the comparable period in the prior year, an increase of $42,697 or 2,886%. Revenue for the three months ended June 30, 2005 represent product sales as well as distribution rights. 2004 revenues represent revenues from distribution rights sold during 2004, which are being recognized ratably over the four-year term of the underlying agreements.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2005 was $23,163 as compared to $0 for the same period in the prior year. This increase reflects the cost of products sold by the Company during the period.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 were $693,821 and represent an increase of $281,885 or a 68% increase in operating expenses of $411,936 for the comparative period ended June 30, 2004.

The largest component of operating expenses for the three month period ended June 30, 2005 and 2004 related to general and administrative expenses. For the period ended June 30, 2005, general and administrative expense were $462,506, an increase of $244,896 or nearly a 114% increase in general and administrative expenses of $217,610 for the comparative period ended June 30, 2004. This increase is attributable to an increase in temporary labor of $8,907 or 3,083%, a decrease in contracted services in the amount of $23,660 or 60%, an increase of $39,708 or 293% for legal fees, an increase in shareholder relations costs of $15,020 or 415%, an increase in general office expenses of $14,778 or 1,196% and an increase of $178,847 in stock options and warrants or 100%. Legal fees increased as a result of defense costs associated with an ongoing lawsuit against BSI. The increase in shareholder relations costs relates to costs associated with the special shareholders meeting held on July 20, 2005.

BSI further had selling expenses for the three months ended June 30, 2005 of $134,446, as compared to $94,381 for the period ended June 30, 2004, which represents an increase of $40,065 or 42%. The increase in selling expenses is attributable to salary expense of $35,271 or 176%, a decrease in demonstration units of $7,470 or 100%, a decrease in travel and entertainment expenses of $11,233 or 30%, an increase in advertising and tradeshow expenses in the amount of $11,022 or 299%, and an increase in video production costs of $11,755 or 100%. The increase in selling costs is attributable to increased sales and marketing efforts at trade shows and through distribution of video and other literature on BSI.

BSI also had research and development expenses of $96,869 for the quarter ended June 30, 2005, as compared to $99,945 for the period ended June 30, 2004, a decrease of $3,076 or 3%. This increase is attributed to consulting fees of $1,696 or 33%.

Other Expenses

BSI had net interest expenses of $90,636 for the quarter ended June 30, 2005, as compared to net interest expense, of $1,248, for the comparative period ended June 30, 2004, an increase of $89,388 or 7163%. BSI also had financing costs of $30,152 for the three months period ended June 30, 2005, as compared to $65,057 for the comparable period in 2004, a decrease of $34,905 or 54%. The financing costs are related to the secured convertible debentures placed with Cornell Capital Partners, as well as warrants issued to Cornell Capital Partners in conjunction with the issuance of the convertible debenture.

Net Loss

For the three months ended June 30, 2005, we incurred a net loss of $(807,481) or $0.008 per share, which was an increased loss of $330,719, or 69%, or $0.003 per share from the net loss of $476,762 or $0.007 per share for the comparable period in the prior year.

Results of Operations for the Six Month Period Ended June 30, 2005 Compared To the Same Period Ended June 30, 2004

Revenue

We had revenues of $45,770 during the six months ended June 30, 2005 as compared to $2,729 for the comparable period in the prior year, an increase of $43,041 or 1,577%. Revenue for the six months ended June 30, 2005 represent product sales as well as distribution rights. 2004 revenues represent revenues from distribution rights sold during 2004, which are being recognized ratably over the four-year term of the underlying agreements.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2005 was $23,163 as compared to $0 for the same period in the prior year. This increase reflects the cost of products sold by the Company during the period

Operating Expenses

Operating expenses for the six months ended June 30, 2005 were $1,346,738 and represent an increase of $471,621 or a 54% increase in operating expenses of $875,117 for the comparative period ended June 30, 2004.

The largest component of operating expenses for the six month periods ended June 30, 2005 and 2004 related to general and administrative expenses. For the period ended June 30, 2005, general and administrative expense were $796,136, an increase of $317,575 or nearly a 67% increase in general and administrative expenses of $478,561 for the comparative period ended June 30, 2004. This increase is attributable to a increase in temporary labor of $12,226 or 367%, a decrease in contracted services in the amount of $39,505 or 32%, an increase of $72,881 or 239% for legal fees, an increase in insurance costs of $53,758 or 134%, an increase in shareholder relations costs of $11,375 or 275%, an increase of $10,000 or 100% in costs associated with BSI’s South African venture, and an increase of $178,847 in stock options and warrants or 100%. This venture involves BSI banking technology as it applies to remote bank locations located in South Africa. BSI is negotiating with banks in South Africa to include BSI’s products in remote locations throughout South Africa. Temporary labor increased due to the addition of short term clerical staff. The increase in insurance is attributed to the addition of an officers and directors liability insurance policy. Legal fees increased as a result of defense costs associated with an ongoing lawsuit against BSI and with costs associated with negotiating a product purchase

BSI further had selling expenses for the six months ended June 30, 2005 of $255,816, as compared to $181,502 for the period ended June 30, 2004, which represents an increase of $74,314 or 41%. The increase in selling expenses is attributable to salary expense of $51,724 or 112%, a decrease in travel and entertainment expenses of $25,583 or 32%, an increase in advertising and tradeshow expenses in the amount of $24,126 or 171%, and an increase in video production costs of $21,393 or 100%. The increase in selling costs is attributable to increased sales and marketing efforts at trade shows and through distribution of video and other literature on BSI.

BSI also had research and development expenses of $294,786 for the six months ended June 30, 2005, as compared to $215,054 for the period ended June 30, 2004, an increase of $79,732 or 37%. This increase is attributable to salary expense of $15,023 or 9%, an increase in consulting fees of $47,816 or 195%, along with an increase of $16,550 or 130% for research and development components. The cost increase is attributable to the ongoing development, testing and certification of BSI’s products.

Other Expenses

BSI had net interest expenses of $143,197 for the six months ended June 30, 2005, as compared to net interest expense, of $23,824, for the comparative period ended June 30, 2004, an increase of $119,373 or 501%. BSI also had financing costs of $75,569 for the six month period ended June 30, 2005, as compared to $100,485 for the comparable period in 2004, an decrease of $24,916 or 25%. The financing costs are related to the equity line of credit placed with Cornell Capital Partners, as well as warrants issued to Cornell Capital Partners in conjunction with the issuance of the secured convertible debenture.

Net Loss

For the six months ended June 30, 2005, we incurred a net loss of $1,526,809, or $0.015 per share, which was an increased loss of $530,112 from the net loss of $996,697 or $0.016 per share for the comparable period in the prior year.

Liquidity and Capital Resources

As of June 30, 2005, we had cash of $1,534, current assets of $189,663, and current liabilities of 609,555. We do not have sufficient cash or other current assets to meet our current liabilities. As of August 18, 2005, we do not have sufficient cash to fund our operations beyond October 31, 2005.

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

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007. On December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due December 10, 2007. On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 19, 2008. The debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date (October 7, 2007, December 10, 2007 and January 19, 2008, respectively) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $125,000 intrinsic value for each of the convertible debentures issued during 2004 and a $62,500 intrinsic for the debenture that issued during January 2005. Accretion of this intrinsic value will be incurred over the term of the convertible debenture as a charge to interest expense. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a short-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2004, we recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. During the six months ended June 30, 2005, we recorded other income of $16,088 related to the change in fair value from December 31, 2004 to June 30, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture.

In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debentures, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

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

On June 17, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due June 17, 2007. The debentures is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $31,250 intrinsic value during the second quarter of 2005 for the convertible debentures issued during June 2005. Accretion of this intrinsic value will be incurred over the term of the convertible debenture as a charge to interest expense and was $3,896 for the period ended June 30, 2005. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a short-term liability and was originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the six months ended June 30, 2005, we recorded other expense of $138 related to the change in fair value from the date of issuance to June 30, 2005. In the event that BSI exercises it's right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

On July 15, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due July 15, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debentures will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

In the event that BSI exercises it's right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

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

Capital Resources

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners, which was mutually terminated by the parties on August 11, 2005. Under this agreement, BSI was entitled to issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million. The purchase price for the shares was 99% of, or a 1% discount to, the market price, which was defined as the lowest closing bid price of the common stock during the five trading days following the notice date. Cornell Capital Partners was entitled to receive a fee of 5% of each advance.

On July 5, 2005, BSI entered into a Securities Purchase Agreement with Cornell Capital Partners, dated as of June 17, 2005. Pursuant to the Securities Purchase Agreement, BSI may sell to Cornell Capital Partners up to $1,250,000 of secured convertible debentures pursuant to the terms contained in the secured convertible debenture.

Pursuant to the terms of the Securities Purchase Agreement, on June 17, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due June 17, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On July 15, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due July 15, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

Plan of Operations

BSI continues to rely on funding by Cornell Capital Partners while it pursues potential sales of its Employee Tracking System and Access Control and Site Security products to commercial customers located in the United States, Middle East, South Africa, and Germany.

If a contract is awarded, BSI anticipates that it will need to increase the size of its staff to approximately 15-to-25 employees and consultants (BSI currently has 11 full-time employees and three consultants) and will need to establish and enhance its production capabilities. The Company expects that these activities will require additional financing.

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

BSI Has Historically Lost Money and Losses May Continue In The Future

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and 2003, we lost $2,151,384 and $1,568,978, respectively. For the six months ended June 30, 2005, we had a net loss of $1,526,809. Our accumulated deficit was $8,958,482 at June 30, 2005. Future losses are likely to occur, as we are dependent on spending money to pay for the development and sale of our products. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems.

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

We Have Been the Subject of a Going Concern Opinion for Our Fiscal Years Ended December 31, 2004 and 2003 and March 31, 2002 and 2001 from Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable or Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and 2003 and March 31, 2002, which states that the financial statements raise substantial doubt as to BSI’s ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,500,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities.

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

•
In issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $10 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

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

All of Our Assets Are Pledged to Secure Our Obligations to Cornell Capital Partners, LP

Pursuant to the terms contained in that certain Security Agreement dated October 8, 2004, by and between BSI and Cornell Capital Partners, all of our obligations under the Securities Purchase Agreement, the Secured Convertible Debenture, the Investor Registration Rights Agreement, and the Irrevocable Transfer Agent Instructions are secured by all of our assets as of such date or thereafter acquired by us. Further, pursuant to the terms underlying other convertible debentures issued to Cornell Capital Partners, all of our non-cash assets are pledged to secure our obligations under said debentures. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.

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

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Our common stock is currently traded on the Over-the-Counter Bulletin Board. To date, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately May 1, 2005 through July 31, 2005 was approximately 978,528 shares. The high and low trading price of our common stock during the first six months of 2005 was approximately $0.058 and $0.02, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

In 2004 And 2005 BSI Was Advised By Its Auditor of Material Weaknesses in the Company's Internal Controls and Procedures, the Correction of Which Will Result in Increased Cost to the Company

Our independent registered public accounting firm has advised our management and Board of Directors that there were material weaknesses in our internal controls and procedures during fiscal years 2004 and 2005. Management believes that until these material weaknesses are corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us. While the Company has taken several steps to improve internal controls in 2005, Ehrhardt Keefe Steiner & Hottman PC has advised our management and our Board of Directors that, in Ehrhardt Keefe Steiner & Hottman PC’s opinion, and the Company concurs, there were reportable conditions during 2004 and 2005, which constituted material weaknesses in internal control. The identified material weakness stems from the Company's numerous equity transactions involving complex and judgmental accounting issues. While all of these transactions were recorded, Ehrhardt Keefe Steiner & Hottman PC in their audit work noted instances where generally accepted accounting principles were not correctly applied and adjustments to and restatement of the Company's consolidated financial statements were required.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC, has advised our management and Board of Directors that there were material weaknesses in our internal controls and procedures during fiscal years 2004 and 2005. Management believes that until these material weaknesses are corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us. While the Company has taken several steps to improve internal controls in 2005, Ehrhardt Keefe Steiner & Hottman PC has advised our management and our Board of Directors that, in Ehrhardt Keefe Steiner & Hottman PC’s opinion, and the Company concurs, there were reportable conditions during 2004 and 2005, which constituted material weaknesses in internal control. The identified material weakness stems from the Company's numerous equity transactions involving complex and judgmental accounting issues. While all of these transactions were recorded, Ehrhardt Keefe Steiner & Hottman PC in their audit work noted instances where generally accepted accounting principles were not correctly applied and adjustments to and restatement of the Company's consolidated financial statements were required.

Changes in Internal Controls over Financial Reporting

There was no change in BSI’s internal controls over financial reporting that occurred during the period covered by this report that could materially affect, or is reasonably likely to materially affect, BSI’s control over financial reporting.

Material Weakness in Internal Controls

Ehrhardt Keefe Steiner & Hottman PC has advised our management and our Board of Directors that there were material weaknesses in our internal controls and procedures during fiscal years 2004 and 2005. Ehrhardt Keefe Steiner & Hottman PC and management of the Company believe there were reportable conditions during 2004 and 2005, which constituted material weaknesses in internal control. The identified material weakness stems from the Company's numerous equity transactions involving complex and judgmental accounting issues. While all of these transactions were recorded, Ehrhardt Keefe Steiner & Hottman PC in their audit and quarterly review work noted instances where generally accepted accounting principles were not correctly applied and adjustments to the Company's consolidated financial statements were required.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 19, 2004, Excell HDI (“Excell”) brought a lawsuit against BSI in the District Court of Jefferson County, Colorado, alleging breach of contract and fraudulent inducement of contract in connection with a Marketing Services Agreement (the “MSA”) between the parties where Excell acted as a consultant to BSI. The suit sought damages of $78,750 and exemplary damages of another $78,750. After being advised by counsel of the expected cost to defend against the suit, BSI settled the lawsuit during June 2005 by agreeing to pay to Excell $28,000 over a three month period. Included in the settlement are mutual releases from both parties. At August 15, 2005, the settlement amount has been paid.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this Report, BSI issued the following unregistered securities:

On July 15, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due July 15, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

On June 17, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due June 17, 2008. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days’ advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On December 4, 2004, BSI issued a secured promissory note to Cornell Capital Partners in the principal amount of $500,000 that was due on March 11, 2005 and secured by substantially all of BSI’s non-cash assets. The note had a 12% interest rate during the term, but a default interest rate of 24% if the note was not paid when due. BSI paid discounts and fees to obtain the loan totaling $37,500, of which $0 was unamortized at June 30, 2005. The note was in default as of June 30, 2005, but the principal and accrued interest thereon was effectively repaid on August 5, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated August 7, 2000, between Calipso and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 2(1) to the Current Report on Form 8-K filed on September 27, 2000 to
2.2	Merger Agreement, dated April 23, 2002, between BSI2000, Inc., Knowledge Foundations, Inc. and KFI, Inc.	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 9, 2002
2.3	First Amendment to Merger Agreement dated August 8, 2002, between BSI2000, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4 filed on August 13, 2002
2.4	Separation and Distribution Agreement by and among Knowledge Foundations, Inc., Cyber Knowledge, Inc. and CKI Group	Incorporated by reference to Form S-4 filed on August 13, 2002
2.5	Second Amendment to Merger Agreement dated November 20, 2002 between BSI2000, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4/A1 filed on November 27, 2002
3.1	Certificate of Incorporation of Knowledge Foundations, Inc. filed on May 31, 1994	Incorporated by reference to Form 10-SB filed on November 24, 1999
3.2	Certificate of Amendment of Certificate of Incorporation re: 36:1 forward split	Incorporated by reference to Exhibit 3(i)(a) to Form 8-K filed on September 27, 2000
3.3	Certificate of Amendment of Certificate of Incorporation re: 35:1 forward split	Incorporated by reference to Exhibit 3(i)(b) to Form 8-K filed on September 27, 2000
3.4	Certificate of Amendment of Certificate of Incorporation re: increase in authorized shares	Incorporated by reference to Exhibit 3(i)(c) to Current Report on Form 8-K filed on September 27, 2000

Exhibit No.	Description	Location
3.5	Certificate of Amendment of Certificate of incorporation re: name change	Incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on April 8, 2003
3.6	Bylaws of Knowledge Foundations, Inc.	Incorporated by reference to Form 10-SB filed on November 24, 1999
3.7	Certificate of Merger, dated August 17, 2000, filed with the Secretary of State of Delaware	Incorporated by reference to Exhibit 3(i) to Current Report on Form 8-K filed on September 27, 2000
10.1	Stock Repurchase Agreement dated September 18, 2002 between Calipso and Wrights & Bleers and Ocean Way Investments, Ltd.	Incorporated by reference to Exhibit 4(a) to Current Report on Form 8-K filed on September 27, 2000
10.2	Lock Up Agreement dated September 18, 2000 between Calipso and Wright & Bleers and Ocean Way Investments, Ltd.	Incorporated by reference to Exhibit 4(b) to Current Report on Form 8-K filed on September 27, 2000
10.3	License and Royalty Agreement dated April 6, 2000 between Richard L. Ballard and Janet J. Pettitt and Knowledge Foundations Inc.	Incorporated by reference to Exhibit 10(1) to Current Report on Form 8-K filed on September 27, 2000
10.4	Employment Contract of Michael W. Dochterman dated May 1, 2000	Incorporated by reference to Exhibit 10(2) to Current Report on Form 8-K filed on September 27, 2000
10.5	Employment Contract of Robert A. Dietrich dated May 1, 2000	Incorporated by reference to Exhibit 10(3) to Current Report on Form 8-K filed on September 27, 2000
10.6	Strategic Alliance Agreement dated May 4, 2000 between BSI2000, Inc. and Drug Intervention Services of America, Inc.	Incorporated by reference to Exhibit 10.4 to Form S-4 filed on August 13, 2002
10.7	Office Lease by and between BSI2000, Inc. and Golden Hill Partnership, dated as of January 24, 2001.	Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on November 4, 2003.
10.8	Strategic Alliance Agreement dated May 7, 2001 between BSI2000, Inc. and L.C. Sistemia	Incorporated by reference to Exhibit 10.5 to Form S-4 filed on August 13, 2002
10.9	Agreement to replace options with common stock dated September 11, 2001 between BSI2000, Inc. and Jack Harper and Bryan Luman	Incorporated by reference to Exhibit 10.8 to Form S-4 filed on August 13, 2002
10.10	Certificate of LaserCard Systems Corporation Issued to BSI2000, Inc. dated April 28, 2002	Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on November 4, 2003.
10.11	Strategic Alliance Agreement between Titan Secure Systems and BSI2000, Inc. dated July 25, 2002	Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on November 27, 2002

Exhibit No.	Description	Location
10.12	Teaming Agreement between Science Applications International Corporation and BSI2000, Inc. dated August 20, 2002	Incorporated by reference to Exhibit 10.10 to Form S-4/A1 filed on November 27, 2002
10.13	Solicitation/Contract/Order for Commercial Items dated September 2, 2002, issued by U.S. Immigration and Naturalization Service with BSI2000, Inc. as Contractor/Offeror 21	Incorporated by reference to Exhibit 10.11 to Form S-4/A1 filed on November 27, 2002
10.14	Form of Lock-Up Agreement between certain shareholders of BSI2000, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 4(c) to Form S-4/A3 filed on January 29, 2003
10.15	Securities Purchase Agreement dated July 7, 2003 among the Registrant and the Buyers	Incorporated by reference to Exhibit 10.15 to Form SB-2 filed on November 4, 2003
10.16	Escrow Agreement dated July 7, 2003 among the Registrant, the Buyers, and Law Offices of Eric S. Hutner & Associates	Incorporated by reference to Exhibit 10.16 to Form SB-2 filed on November 4, 2003
10.17	Debenture Agreement Dated July 7, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.17 to Form SB-2 filed on November 4, 2003
10.18	Investor Registration Rights Agreement dated July 7, 2003 between the Registrant and the Investors	Incorporated by reference to Exhibit 10.18 to Form SB-2 filed on November 4, 2003
10.19	Equity Line of Credit Agreement dated October 31, 2003 between the Registrant and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.19 to Form SB-2 filed on November 4, 2003
10.20	Registration Rights Agreement dated October 31, 2003 between the Registrant and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.20 to Form SB-2 filed on November 4, 2003
10.21	Escrow Agreement dated October 31, 2003 among the Registrant, Cornell Capital Partners, LP, Law Offices of Eric S. Hutner & Associates	Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on November 4, 2003
10.22	Placement Agent Agreement dated October 31, 2003 among the Registrant, Newbridge Securities Corporation and Cornell Capital Partners LP	Incorporated by reference to Exhibit 10.22 to Form SB-2 filed on November 4, 2003
10.23	Securities Purchase Agreement, dated October 8, 2004 by and between BSI2000, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on December 6, 2004
10.24	Investor Registration Rights Agreement, dated October 8, 2004, by and between BSI2000, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.24 to Form SB-2 filed on December 6, 2004
10.25	Security Agreement, dated October 8, 2004, by and between BSI2000, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.25 to Form SB-2 filed on December 6, 2004

Exhibit No.	Description	Location
10.26	Irrevocable Transfer Agent Instructions, dated October 8, 2004, by and among BSI2000, Inc., Cornell Capital Partners, L.P., and Corporate Stock Transfer	Incorporated by reference to Exhibit 10.26 to Form SB-2 filed on December 6, 2004
10.27	Escrow Agreement, dated October 8, 2004, by and among BSI2000, Inc., Cornell Capital Partners, L.P., and Butler Gonzalez, LLP	Incorporated by reference to Exhibit 10.27 to Form SB-2 filed on December 6, 2004
10.28	Secured Convertible Debenture	Incorporated by reference to Exhibit 10.28 to Form SB-2 filed on December 6, 2004
10.29	Form of Warrant	Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on December 6, 2004
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Form 10-KSB filed on April 15, 2005
31.1	Officer’s Certificate Pursuant To Section 302	Provided herewith.
31.2	Officer’s Certificate Pursuant To Section 302	Provided herewith.
32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	Provided herewith

(b) Reports on Form 8-K:

The Registrant filed no reports on Form 8-K during the period covered by this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 31, 2005	By:	/s/ Jack Harper
Jack Harper
President, Principal Executive Officer, and Principal Accounting Officer