Form 10KSB/A
period 2004-12-31
BSI2000 INC
filed 2005-09-02
CIK 1099780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
________________________

WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO
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

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007, on December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due December 10, 2007, and on January 20, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 20, 2008. These debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (October 7, 2007, December 10, 2007 and January 20, 2008, respectively) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. These debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. On October 7, 2004, BSI received $500,000 less a 10% fee of $50,000 and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 20, 2005. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $125,000 intrinsic value for each of the convertible debentures issued during 2004 Accretion of this intrinsic value will be incurred over the term of the convertible debenture as a charge to interest expense. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a short-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2004, we recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is is converted prior to maturity, the carrying value will be transferred to equity.

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

Financial Condition

BSI had net losses of $1,568,978 and $973,635 for the years ended December 31, 2003 and December 31, 2002, respectively. For the year ended December 31, 2004, BSI had a net loss of $2,151,384, an increase of $582,406 or 37% from 2003. As of December 31, 2004, BSI had cash and cash equivalents of $893,387 as compared to $125,550 at December 31, 2003, or an increase of 612%; and current liabilities of $688,808 as compared to $908,330 at December 31, 2003, or a decrease of 24%. BSI does not have sufficient cash or other current assets to meet BSI’s current liabilities. In order to meet those obligations, BSI will need to raise cash from the sale of securities or from borrowings. BSI estimates that its cash reserves on December 31, 2004 will sustain BSI until May 2005. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that BSI’s ability to continue as a going concern depends upon its ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. BSI’s ability to obtain additional funding will determine BSI’s ability to continue as a going concern.

Results Of Operations

The following discussion should be read in conjunction with BSI’s financial statements and the related notes and the other financial information appearing elsewhere in this report.

Comparison Of The Year Ended December 31, 2004 To The Year Ended December 31, 2003

Overall Results Of Operations

For the year ended December 31, 2004 BSI incurred an overall loss of $2,151,384 or $0.03 per share, which was a material increase from the loss of $1,568,978 or $0.04 per share for the comparable period in the prior year.

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

Other Expenses

As to the other expenses, BSI had other expense of $198,787 for the year ended December 31, 2004, as compared to other expense of $53,459 for the year ended December 31, 2003, which represents an increase of $145,328 or 272%. BSI had interest expense of $65,964 and $8,152 for the years ended December 31, 2004 and 2004, respectively, which represents a $57,812 or 709% increase. BSI had interest income of $3 and $1,636 for the years ended December 31, 2004 and 2003, respectively, or a decrease of $1,633 or 99%. BSI incurred financing costs of $163,030 and $46,943 during 2004 and 2003, respectively, or an increase of $116,087 or 247%, related to the Equity Line of Credit with Cornell Capital Partners, and convertible debentures issued to Cornell Capital Partners, which were partially paid in lieu of interest.

Liquidity And Capital Resources

As of December 31, 2004, BSI had cash of $893,387 as compared to $125,550 at December 31, 2003, an increase of 612% and current liabilities of $688,808, as compared to $908,330, or a decrease of 24%; and cash used by operations was $2,139,381 in 2004 as compared to $1,339,634 at December 31, 2003, or an increase of $799,747 or 60%. BSI does not have sufficient cash and cash equivalents or other current assets to meet BSI’s current liabilities. In order to meet those obligations, BSI will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that BSI’s ability to continue as a going concern depends upon BSI’s ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine BSI’s ability to continue as a going concern. BSI estimates that is cash reserves as of December 31, 2004 will sustain BSI until May 2005.

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

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due October 7, 2007, on December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due December 10, 2007, and on January 20, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell that is due January 20, 2008. These debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (October 7, 2007, December 10, 2007 and January 20, 2008, respectively) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. These debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. Cornell has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $125,000 intrinsic value for each of the convertible debentures issued during 2004. Accretion of this intrinsic value will be incurred over the term of the convertible debenture as a charge to interest expense. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a short-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2004, we recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our independent registered public accounting firm has advised our management and Board of Directors that there were material weaknesses in our internal controls and procedures during fiscal years 2004 and 2005. Management believes that until these material weaknesses are corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us. While BSI has taken several steps to improve internal controls in 2005, Ehrhardt Keefe Steiner & Hottman PC has advised our management and our Board of Directors that, in Ehrhardt Keefe Steiner & Hottman PC’s opinion, and BSI concurs, there were reportable conditions during 2004 and 2005, which constituted material weaknesses in internal control. The identified material weakness stems from BSI's numerous equity transactions involving complex and judgmental accounting issues. While all of these transactions were recorded, Ehrhardt Keefe Steiner & Hottman PC in their audit work noted instances where generally accepted accounting principles were not correctly applied and adjustments to and restatement of BSI's consolidated financial statements were required.

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

Date: September 1, 2005	BSI2000, INC.

	By:	/s/ Jack Harper
Jack Harper,
President, Chief Executive Officer, Interim Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 1, 2005	/s/ Jack Harper
Jack Harper, Director

Date: September 1, 2005	/s/ Richard Kirk
Richard Kirk, Director

Date: September 1, 2005	/s/ John D. Woods
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

As discussed in Note 10, the accompanying 2004 consolidated balance sheet, consolidated statement of operations, consolidated statement of change in stockholders’ equity (deficit), and consolidated statement of cash flows have been restated.

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

Ehrhardt Keefe Steiner & Hottman PC
March 11, 2005, except for Note 10, as to which the date is August 29, 2005
Denver, Colorado

BSI 2000, INC.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2004

Assets
Current assets
Cash and cash equivalents	$893,387
Inventories	50,370
Other	3,432
Total current assets	947,189

Property and equipment, net	44,125
Intangible assets, net	182,966
Other long-term assets	4,232
Total assets	$1,178,512

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$184,269
Accrued liabilities	27,331
Deferred revenue, current portion	6,375
Convertible notes payable, current portion	470,833
Total current liabilities	688,808

Deferred revenue, long-term portion	13,208
Convertible notes payable, less current portion	658,489
Liability for derivative instruments	707,267

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.001 par value, 200,000,000 shares authorized, 90,891,798 shares issued and outstanding	90,892
Additional paid-in capital	6,451,521
Accumulated deficit	(7,431,673)
Total stockholders’ deficit	(889,260)
Total liabilities and stockholders’ deficit	$1,178,512

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,
	2004	2003	2004

Revenues	$5,918	$34,440	$101,648
Cost of goods sold	--	67,986	67,986
Gross (loss) profit	5,918	(33,546)	33,662

Operating expenses
Selling expenses	367,807	275,098	1,406,780
General and administrative	1,048,073	760,270	3,632,515
Stock based compensation expense	--	--	253,741
Research and development	542,635	446,605	1,903,524
Total operating expenses	1,958,515	1,481,973	7,196,560

Other (expense) income
Interest expense	(65,964)	(8,152)	(195,329)
Interest income	3	1,636	23,047
Financing costs	(163,030)	(46,943)	(209,973)
Other	30,204	--	113,480
Total other (expense) income	(198,787)	(53,459)	(268,775)

Net loss	$(2,151,384)	$(1,568,978)	$(7,431,673)

Basic and diluted weighted average common shares outstanding	72,506,696	41,412,101	13,384,466
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.56)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2004 and 2003 and
For the Period from Inception (July 30, 1993) to December 31, 2004

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at Inception - July 30, 1993	--	$-	$--	$--	$--
Stock issued to founders for cash during the period ended December 31, 1993	19,580	85,000	--	--	85,000
Stock issued for cash during the year ended December 31, 1993	2,701	57,500	--	--	57,500
Stock issued to founders for services during the period ended December 31, 1993	33,812	146,793	--	--	146,793
Stock issued for cash during the year ended December 31, 1994	12,904	65,000	--	--	65,000
Stock issued for cash during the year ended December 31, 1995	224,672	118,763	--	--	118,763
Stock issued for cash during the year ended December 31, 1996	616,989	227,872	--	--	227,872
Stock issued for cash during the year ended December 31, 1997	225,766	144,612	--	--	144,612
Stock issued for cash during the year ended December 31, 1998	831,118	788,309	--	--	788,309
Stock issued for cash during the year ended December 31, 1999	583,767	364,854	--	--	364,854
Stock issued for cash during the year ended December 31, 2000	195,369	122,106	--	--	122,106
Net loss from Inception	--	--	--	(2,398,997)	(2,398,997)
Balance - December 31, 2000	2,746,678	2,120,809	--	(2,398,997)	(278,188)
Stock issued for cash	46,600	29,125	--	--	29,125
Stock issued to officer for services	2,500,000	56,736	--	--	56,736
Stock issued for services to an employee	212,045	212	--	--	212
Net income	--	--	--	(338,679)	(338,679)
Balance - December 31, 2001	5,505,323	2,206,882	--	(2,737,676)	(530,794)
Stock issued for debt conversion	1,159,426	865,375	--	--	865,375
Stock issued for cash	1,082,651	889,200	--	--	889,200
Stock issued for services to finders of private placement offering in June 2002 at $.01 per share, net of expense	300,000	--	--	--	--
Stock issued for services	25,000	25,500	--	--	25,500
Stock based compensation expense	580,000	50,000	--	--	50,000
Net loss	--	--	--	(973,635)	(973,635)
Balance - December 31, 2002	8,652,400	4,036,957	--	(3,711,311)	325,646
Stock issued for cash	1,134,500	135,500	249,000	--	384,500
Stock issued for equity line of credit commitment and placement fees	1,910,714	1,911	(1,911)	--	--
Stock issued for convertible note payable fees	500,000	500	(500)	--	--
Issuance of stock in connection with reverse acquisition	41,363,488	(4,121,307)	4,121,307	--	--
Stock issued for debt conversion	390,625	391	49,609	--	50,000
Net loss	--	--	--	(1,568,978)	(1,568,978)
Balance December 31, 2003	53,951,727	53,952	4,417,505	(5,280,289)	(808,832)
Stock issued for debt conversion	35,949,972	35,950	2,454,579	--	2,490,529
Stock issued for cash	990,099	990	46,510	--	47,500
Intrinsic value of convertible debt	-	-	250,000	-	250,000
Liability for derivative instruments	-	-	(737,221)		(737,221)
Warrants issued to consultants	--	--	20,148	--	20,148
Net loss	--	--	--	(2,151,384)	(2,151,384)
Balance December 31, 2004	90,891,798	$90,892	$6,451,521	$(7,431,673)	$(889,260)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended		Inception (July 30, 1993) to
	December 31,		December 31,
	2004	2003	2004

Cash flows from operating activities
Net loss	$(2,151,384)	$(1,568,978)	$(7,431,673)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	19,152	27,128	123,313
Gain on forgiveness of debt	--	--	(65,485)
Gain on disposal of fixed assets	(250)	--	(250)
Change in derivative liability	(29,954)	--	(29,954)
Stock based compensation	20,148	--	273,889
Non-cash interest expense	12,100	--	12.100
Changes in assets and liabilities
Inventories	(15,009)	(8,237)	(50,370)
Other current assets	(3,432)	4,257	(3,432)
Other long-term assets	--	--	(4,232)
Accounts payable	(11,868)	186,890	238,332
Deferred revenue	19,583	--	19,583
Accrued liabilities	1,533	19,306	80,880
	12,003	229,344	594,374
Net cash used in operating activities	(2,139,381)	(1,339,634)	(6,837,299)

Cash flows from investing activities
Redemption of certificates of deposit	--	--	35,000
Purchase of certificate of deposit	--	--	(35,000)
Proceeds from fixed asset disposals	250	250	250
Purchase of fixed assets	(10,755)	(10,533)	(118,882)
Patent application	(120,585)	(54,343)	(183,168)
Net cash used in investing activities	(131,090)	(64,876)	(301,800)

Cash flows from financing activities
Proceeds from issuance of common stock	47,500	384,500	3,324,341
Proceeds from long-term debt	--	--	919,500
Net proceeds from convertible notes payable	2,990,808	916,943	3,907,751
Repayment on long-term debt	--	--	(81,516)
Repayment on capital lease obligation	--	--	(37,590)
Net cash provided by financing activities	3,038,308	1,301,443	8,032,486

Net (decrease) increase in cash and cash equivalents	767,837	(103,067)	893,387
Cash and cash equivalents - beginning of year	125,550	228,617	--
Cash and cash equivalents - end of year	$893,387	$125,550	$893,387

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

Net loss - as reported	$(2,151,384)
Deduct recorded employee compensation expense	--
Add fair value of employee compensation expense	(86,899)
Net loss - pro forma	$(2,238,283)
Net loss per share-pro forma	$(0.03)

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced losses since inception (July 30, 1993) through December 31, 2004 of $7,431,673. The Company has working capital deficit of $448,886 and stockholder’s deficit of $889,260 as of December 31, 2004 and used cash of $2,139,381 in its 2004 operations.

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

Cornell has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell upon conversion, which has resulted in a $125,000 intrinsic value for each debenture that was issued in 2004. The intrinsic value has been recorded as a discount on each convertible debenture in the accompanying consolidated balance sheet, and will be amortized over the term of each convertible debenture. A $12,100 charge to interest expense for the accretion of this intrinsic value has been included in interest expense in the accompanying consolidated statement of operations. . In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a long-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2004, we recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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
Convertible secured debenture issued to Cornell, bearing interest at 5% and due on October 7, 2007. The debenture is convertible at Cornell’s option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $60,000, of which $55,000 is unamortized at December 31, 2004. Accretion of intrinsic value of $9,703 related to the conversion feature of this note has been included as interest expense in the accompanying statement of operations for the year ended December 31, 2004.

500,000
Convertible secured promissory debenture issued to Cornell, bearing interest at 5% and due on December 10, 2007. The debenture is convertible at Cornell’s option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $50,000, of which $48,611 is unamortized at December 31, 2004. Accretion of intrinsic value of $2,397 related to the conversion feature of this note has been included as interest expense in the accompanying statement of operations for the year ended December 31, 2004.

500,000

Fees and discounts	(370,678)
1,129,322
Less current portion	(470,833)
$658,489

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

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,
	2004	2003	2004

Net loss - as reported	$(2,151,384)	$(1,568,978)	$(7,431,673)
Net loss - pro forma	$(2,238,283)	$(1,568,978)	$(7,518,572)
Basic loss per common share - as reported	$(0.03)	$(0.04)	$(0.56)
Basic loss per common share - pro forma	$(0.03)	$(0.04)	$(0.56)

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

Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share:

			Inception (July 30, 1993) through
	December 31,	December 31,	December 31,
	2004	2003	2004
Numerator for basic earnings per share	$(2,151,384)	$(1,568,978)	$(7,431,673)
Numerator for diluted income per common share	$(2,151,384)	$(1,568,978)	$(7,431,673)
Denominator for basic earnings per share - weighted average shares	72,506,696	41,412,101	13,384,466
Denominator for diluted earnings per share - adjusted weighted average shares	72,506,696	41,412,101	13,384,466
Diluted income per common share	$(0.03)	$(0.04)	$(0.56)

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

	As previously reported	Adjustments	As restated
Non-current Liabilities	$909,597	+$469,367	$1,378,964
Additional Paid-in Capital	$6,938,742	-$487,221	$6,451,521
Retained Earnings	$(7,449,527)	+$17,854	$(7,431,673)
Interest Expense	$(53,864)	($12,100)	$(65,964)
Other income	$250	+$29,954	$30,204
Net Income	$(2,169,238)	+17,854	$(2,151,384)

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

BSI did not account for these conversion features in its December 31, 2004 Form 10-KSB. BSI is amending such Form 10-KSB by making adjustments that record an increase to interest expense of $12,100 at December 31, 2004, with a corresponding increase to Additional Paid-in Capital as noted above. BSI is also amending such Form 10-KSB by making adjustments that record an increase to other income of $29,954 which represents the change in value for the conversion feature of the convertible debentures from the date of issuance to December 31, 2004.