Form 10QSB/A
period 2005-03-31
BSI2000 INC
filed 2005-09-02
CIK 1099780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 TO

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

BSI2000, INC.

FORM 10-QSB

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BSI2000, INC.
CONSOLIDATED FINANCIAL STATEMENT

As of March 31, 2005

INDEX TO FINANCIAL STATEMENTS

Page Number
CONSOLIDATED BALANCE SHEETS	5

CONSOLIDATED STATEMENTS OF OPERATIONS	6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10-15

BSI2000, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$378,205	$893,387
Inventories	72,487	50,370
Other current assets	8,231	3,432
Total current assets	458,923	947,189

Non-current assets
Property and equipment, net	49,847	44,125
Intangible assets, net	202,918	182,966
Other long-term assets	4,232	4,232
Total non-current assets	256,997	231,323

Total assets	$715,920	$1,178,512

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$146,536	$184,269
Accrued liabilities	39,575	27,331
Deferred revenue, current portion	6,375	6,375

Convertible notes payable, current portion	175,000	470,833
Total current liabilities	367,486	688,808

Deferred revenue, long-term portion	11,615	13,208
Convertible notes payable, less current portion	823,425	658,489
Liability for derivative instruments	798,876	707,267

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized, 101,692,328 and 90,891,798 shares issued and outstanding, respectively	101,692	90,892
Additional paid-in capital	6,763,827	6,451,521
Accumulated deficit	(8,151,001)	(7,431,673)
Total stockholders’ deficit	(1,285,482)	(889,260)

Total liabilities and stockholders’ deficit	$715,920	$1,178,512

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from Inception (July 30, 1993) through
	2005	2004	March 31, 2005
	(unaudited)	(unaudited)	(unaudited)

Revenues	$1,594	$1,250	$103,242

Cost of goods sold	-	-	67,986

Gross profit	1,594	1,250	35,256

Operating expenses
Selling expenses	121,370	87,121	1,528,150
General and administrative	333,630	260,951	3,966,145
Stock-based compensation expense	-	-	253,741
Research and development	197,917	115,109	2,101,441
Total operating expenses	652,917	463,181	7,849,477

Other income (expense)
Interest expense	(55,619)	(22,577)	(250,948)
Interest income	3,058	1	26,105
Financing costs	(45,417)	(35,428)	(255,390)
Other	29,973	-	143,453
Total other (expense)	(68,005)	(58,004)	(336,780)

Net loss	$(719,328)	$(519,935)	$(8,151,001)

Basic and diluted weighted average common shares outstanding	95,398,613	57,032,162	15,156,787

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.54)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2005 (Unaudited)

	Common Stock		Additional	Accumulated Deficit During the Development	Total Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficit)

Balance - December 31, 2004	90,891,798	$90,892	$6,451,521	$(7,431,673)	$(889,260)
Stock issued for debt conversion	10,800,530	10,800	371,387	-	382,187
Intrinsic value of convertible debt	-	-	62,500	-	62,500
Liability for derivative instruments	-	-	(121,581)	-	(121,581)
Net loss	-	-	-	(719,328)	(719,328)

Balance - March 31, 2005	101,692,328	$101,692	$6,763,827	$(8,151,001)	$(1,285,482)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		For the Period from Inception (July 30, 1993) through
	2005	2004	March 31, 2005
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(719,328)	$(519,935)	$(8,151,001)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	4,664	5,634	127,977
Gain on forgiveness of debt	-	-	(65,485)
Gain on disposal of fixed assets	-	-	(250)
Change in derivative liability	(29,973)	-	(59,927)
Stock based compensation	-	-	273,889
Non-cash interest expense	36,187	-	48,287
Changes in assets and liabilities
Accounts receivable	-	(10,000)	-
Inventories	(22,116)	(13,756)	(72,486)
Other current assets	(4,799)	(965)	(8,231)
Other long-term assets	-	-	(4,232)
Accounts payable	(37,733)	(36,852)	200,599
Deferred revenue	(1,594)	18,750	17,989
Accrued liabilities	12,234	(4,834)	93,114
	43,130	(42,023)	551,244
Net cash used in operating activities	(762,458)	(561,958)	(7,599,757)

Cash flows from investing activities
Redemption of certificates of deposit	-	-	35,000
Purchase of certificate of deposit	-	-	(35,000)
Proceeds from fixed asset disposals	-	-	250
Purchase of fixed assets	(10,183)	(2,612)	(129,065)
Patent application	(20,155)	(50,604)	(203,323)
Net cash used in investing activities	(30,338)	(53,216)	(332,138)

Cash flows from financing activities
Proceeds from issuance of common stock		-	3,324,341
Repayment on long-term debt	-	-	(81,516)
Proceeds from long-term debt	-	-	919,500
Net proceeds from convertible notes payable	277,614	517,819	4,185,365
Repayment on capital lease obligations	-	-	(37,590)
Net cash provided by financing activities	277,614	517,819	8,310,100

Net (decrease) increase in cash and cash equivalents	(515,182)	(97,355)	378,205

Cash and cash equivalents - beginning of period	893,387	125,550	-

Cash and cash equivalents - end of period	$378,205	$28,195	$378,205

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

During the quarter ended March 31, 2005, the Company issued notes payable to a third party with intrinsic value to the holder in the amount of $62,500.

During the quarter ended March 31, 2005, the Company recognized change in fair value for convertible debentures with conversion features in the amount of $29,973. In addition, $36,187 of accretion on the intrinsic value of the beneficial conversion features of the convertible debentures was realized.

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

Reported Net loss	$(719,328)
Deduct recorded employee compensation expense	-
Add fair value of employee compensation expense	(2,454)
Net loss - pro forma	$(721,782)
Net loss per share-pro forma	$(0.01)

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used at March 31, 2005:

Approximate risk free rate	4.25%
Average expected life	5 years
Dividend yield	0%
Volatility	77.93%
Estimated fair value of total options granted	$6,646

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. BSI has experienced losses since inception (July 30, 1993) through March 31, 2005 of $8,151,001. For the three months ended March 31, 2005, BSI has a net loss of $719,328. BSI had working capital of $91,437 and stockholder’s deficit of $1,285,482 as of March 31, 2005, and used cash of $(762,458) in the first three months of operations in 2005.

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

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 4 - Convertible Debt (continued)

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007. On December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners, LP that is due December 10, 2007. On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners, LP that is due January 19, 2008. The debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date (i.e., date on which BSI receives a notice of conversion from Cornell Capital Partners). The debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three (3) days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell upon conversion, which has resulted in a $125,000 intrinsic value for each debenture that was issued in 2004, and $62,500 for the debenture issued during January 2005. The intrinsic value has been recorded as a discount on each convertible debenture in the accompanying consolidated balance sheet, and will be amortized over the term of each convertible debenture. A $12,100 charge to interest expense for the accretion of this intrinsic value has been included in interest expense as of December 31, 2004. A $36,187 charge to interest expense was taken during the first quarter of 2005. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a short-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2004, we recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. During the quarter ended March 31, 2005, we recorded other income of $29,973 related to the change in fair value from the date of issuance of the debt from December 31, 2004 to March 31, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 4 - Convertible Debt (continued)

Convertible secured debentures and notes payable consist of the following at March 31, 2005:

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on October 7, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $60,000, of which $45,000 is unamortized at March 31, 2005. Subsequent to March 31, 2005, Cornell Capital Partners converted $100,000 of the debt into 4,273,504 shares of common stock of BSI. Accretion of intrinsic value of $9,703 related to the conversion feature of this note was included as interest expense for the year ended December 31, 2004. Accretion of intrinsic value of $20,776 related to the conversion feature of this note was included as interest expense for the quarter ended March 31, 2005
$ 450,000

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on December 10, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $50,000, of which $44,444 is unamortized at March 31, 2005. Accretion of intrinsic value of $2,397 related to the conversion feature of this note was included as interest expense for the year ended December 31, 2004. Accretion of intrinsic value of $10,274 related to the conversion feature of this note was included as interest expense for the quarter ended March 31, 2005.
500,000

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on January 19, 2008. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $25,000, of which $22,917 is unamortized at March 31, 2005. Accretion of intrinsic value of $5,137 related to the conversion feature of this note was included as interest expense for the quarter ended March 31, 2005
250,000
Secured promissory note issued to Cornell Capital Partners, due on March 11, 2005 and secured by substantially all of Company’s non-cash assets. The note bears interest at 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $37,500, of which $0 is unamortized at March 31, 2005. Subsequent to December 31, 2004, BSI effectively repaid $375,000 of this note and accrued interest thereon pursuant to draw-downs under the Equity Line. This note is currently in default.	175,000
Fees and discounts	(376,575)
Less current portion	(175,000)

$ 823,425

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

Note 7 - Intrinsic Value and Fair Value of Conversion Features Associated with Issuance of Debentures

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

Note 7 - Intrinsic Value Associated with Issuance of Debentures (continued)

Accordingly, BSI is required to restate their financials for the fiscal year ended December 31, 2004 as set forth below.

The following is a summary of the effects of these restatements on BSI's consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows for the fiscal year ended December 31, 2004.

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

As a result of the June 27, 2005 inquiry, management also re-evaluated BSI’s accounting for certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows for the fiscal quarter ended March 31, 2005.. Following the evaluation, BSI determined that the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows for the fiscal quarter ended March 31, 2005 should be restated in the Form 10-QSB for the fiscal quarter ended March 31, 2005. The effect of these errors on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows was considered material.

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 7 - Intrinsic Value Associated with Issuance of Debentures (continued)

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

	As previously reported	Adjustments	As restated
Long-term liabilities	$1,094,254	$539,662	$1,633,916
Additional paid-in capital	$7,310,129	-$(546,302)	$6,763,827
Retained earnings	$(8,157,641)	+$16,640	$(8,151,001)
Interest expense	$(19,432)	-$36,187	$(55,619)
Financing costs	$(40,417)	-$(5,000)	$(45,417)
Other income	$0	+$29,973	$29,973
Net income	$(708,114)	$(11,214)	$(719,328)

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

BSI did not account for these conversion features in its March 31, 2005 Form 10-QSB. BSI is amending such Form 10-QSB by making adjustments that record an increase to Interest expense of $36,187 at March 31, 2005, with a corresponding increase to Additional Paid-in Capital as noted above. BSI is also amending such form 10QSB by making adjustments that record an increase to other income of $29,973 which represents the change in value for the conversion feature of the convertible debentures from December 31, 2004 to March 31, 2005, and recognizing the discount for the portion of the debenture that was converted in the period, as an increase to financing costs of $5,000.

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

Sales and Marketing, and Sources of Revenue. BSI’s sales and marketing strategy and our plan to create sources of revenue have three primary components:

1. Contract with a larger company that is dominant in a sector or country.

2. Where possible, negotiate contracts to include ongoing transaction fees, which will be earned each time an optical card is used (e.g., $0.02 - $0.06 per use).

3. Negotiate contracts to include the sale of transaction units, optical cards, replacement optical cards, and maintenance fees. We anticipate that the transaction units will be sold through the dominant companies with which we intend to associate. BSI intends to sell the systems with slim margins, because significantly more revenue can be obtained through selling the cards and through transaction fees. In the typical project, as much as 95% of the initial costs come from the high margin cards. In some instances we may sell units at or below cost to access the revenue streams from cards and transactions. BSI intends to sell unique optical cards directly to customers, which are then distributed to end-users. The cost of optical cards is almost always the dominant initial expense for the customer. BSI’s systems require BSI-supplied cards that must be cryptologically initialized and embossed with our logo. In addition, BSI intends to sell replacement cards to customers, who are used to replacing cards (e.g., VISA cards) every two years or so. BSI buys the stock cards from LaserCard Systems Corporation. BSI also warrants the transaction units for one year, then charges for maintenance.

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

Competition. BSI has two sources of competition. In our opinion, the most serious competition comes from chip cards which are plastic credit card sized cards that contain embedded computer chips. Chip cards address markets where only very small amounts of low-value data are manipulated (e.g., telephone cards). We believe that applications that require larger amounts of data manipulation (e.g., medical cards) or higher security (e.g., bank cards) are better served by optical cards with their larger memory (1,000x), greater speed (30x for writing in data), and more robust reliability (i.e., impervious to static electricity and other environmental damage). However, most consumers are familiar with chip cards but not with optical cards.

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

Other Expenses

BSI had net interest expenses of $52,561 for the quarter ended March 31, 2005, as compared to net interest expense, of $22,576, for the comparative period ended March 31, 2004, a decrease of $29,985 or 133%. BSI also had financing costs of $45,417 for the three months period ended March 31, 2005, as compared to $35,428 for the comparable period in 2004, an increase of $9,989 or 28%. The financing costs are related to the equity line of credit and convertible debentures placed with Cornell Capital Partners.

Net Loss

For the three months ended March 31, 2005, we incurred a net loss of $719,318 or $0.01 per share, which was an increased loss of $199,383 or $0.003 per share from the net loss of $519,935 or $0.01 per share for the comparable period in the prior year.

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

The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $125,000 intrinsic value for each of the convertible debentures issued during 2004 and a $62,500 intrinsic for the debenture that issued during January 2005. Accretion of this intrinsic value will be incurred over the term of the convertible debenture as a charge to interest expense. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a long-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2004, we recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. During the quarter ended March 31, 2005, we recorded other income of $29,973 related to the change in fair value from December 31, 2004 to March 31, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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

BSI Has Historically Lost Money and Losses May Continue In The Future

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and 2003, we lost $2,151,384 and $1,568,978, respectively. For the 3 months ended March 31, 2005, we had a net loss of $714,318. Our accumulated deficit was $8,145,991 at March 31, 2005. Future losses are likely to occur, as we are dependent on spending money to pay for the development and sale of our products. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our independent registered public accounting firm has advised our management and Board of Directors that there were material weaknesses in our internal controls and procedures during fiscal years 2004 and 2005. Management believes that until these material weaknesses are corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us. While BSI has taken several steps to improve internal controls in 2005, Ehrhardt Keefe Steiner & Hottman PC has advised our management and our Board of Directors that, in Ehrhardt Keefe Steiner & Hottman PC’s opinion, and BSI concurs, there were reportable conditions during 2004 and 2005, which constituted material weaknesses in internal control. The identified material weakness stems from BSI's numerous equity transactions involving complex and judgmental accounting issues. While all of these transactions were recorded, Ehrhardt Keefe Steiner & Hottman PC in their audit work noted instances where generally accepted accounting principles were not correctly applied and adjustments to and restatement of BSI’s consolidated financial statements were required.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this Report, BSI issued the following unregistered securities:

On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 20, 2008. The debenture is convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date (January 19, 2005) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, LP, of BSI’s common stock for the five trading days immediately preceding the conversion date (date on which BSI receives a notice of conversion from Cornell Capital Partners). The debenture will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debenture with three days’ advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $62,500 intrinsic value for the debenture that was issued during January 2005. Accretion of this intrinsic value will be incurred over the term of the convertible debenture as a charge to interest expense. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a short-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During quarter ended March 31, 2005, we recorded other income of $29,973 related to the change in fair value from the date of issuance of the debt from December 31, 2004 to March 31, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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

September 1, 2005	By:	/s/ Jack Harper
Jack Harper
President, Chief Executive Officer, and Chief Financial Officer