Form 10KSB/A
period 2004-12-31
BSI2000 INC
filed 2005-10-14
CIK 1099780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
________________________

WASHINGTON, D.C. 20549

AMENDMENT NO. 3 TO
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

SEC Inquiry

In 2003, BSI received requests from the United States Securities and Exchange Commission’s Central Regional Office for certain documents, including those concerning arrangements with certain strategic partners, relationships with the TSA and INS, recent issuances of securities, investor relations, and information relating to investment opinions distributed by third parties. The SEC’s letter states that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any individuals, entities, or investments. BSI responded promptly and fully to the request and will cooperate with any further requests. BSI did not receive any additional requests in 2004.

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

ITEM 8A. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, at a reasonable assurance level, as of the end of the period covered by this Report.

Notwithstanding the immediately preceding paragraph, in the second fiscal quarter of 2005, the Company’s independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC, advised the Company’s management and Board of Directors that there were material weaknesses in our internal controls and procedures during fiscal years 2004 and 2005. Management believes that until these material weaknesses are corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in the Company’s financial statements could occur. Enhancing the Company’s internal controls to correct the material weaknesses has and will result in increased costs to BSI. While the Company has taken several steps to improve internal controls in 2005, Ehrhardt Keefe Steiner & Hottman PC has advised our management and our Board of Directors that, in Ehrhardt Keefe Steiner & Hottman PC’s opinion, and BSI concurs, there were reportable conditions during 2004 and 2005 which constituted material weaknesses in the Company’s internal controls. The identified material weakness stem from BSI's numerous equity transactions involving complex and judgmental accounting issues. While all of these transactions were recorded, Ehrhardt Keefe Steiner & Hottman PC in their audit work noted instances where generally accepted accounting principles were not correctly applied and adjustments to and restatement of BSI's consolidated financial statements were required.

The complex and judgmental accounting issues involve recognition of the intrinsic value associated with the issuance of convertible debentures at a discount (the “Intrinsic Value Issue”) to Cornell Capital Partner, LP (“Cornell”), and the liability that was determined to exist with the convertible feature of the convertible notes issued to Cornell (the “Derivative Liability Issue”). Accounting for these complex and judgmental accounting issues was not handled properly at December 31, 2004 nor at March 31, 2005. With regard to the Intrinsic Value Issue, the Company first discovered this issue upon its receipt of the June 27, 2005 comment letter from the SEC. With regard to the Derivative Liability Issue, the Company was informed of this issue by Ehrhardt Keefe Steiner & Hottman PC subsequent to the Company’s receipt of the SEC’s June 27 comment letter.

The Company has reviewed EITF 00-27 (regarding the Intrinsic Value Issue) and EITF 00-19 (regarding the Derivative Liability Issue), and has applied applicable issues in each pronouncement that apply to the convertible debentures issued to Cornell during 2004 and 2005. This process has resulted in the Company amending its December 31, 2004 Form 10-KSB and March 31, 2005 Form 10-QSB.

The Company estimates that it has expended approximately $10,000 on these remedial actions, and further believes that the material weaknesses that existed at December 31, 2004 and March 31, 2005 have been corrected.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period covered by this Report, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

The Company did not implement any remedial measures until after the Company received the June 27, 2005 comment letter from the SEC because prior to such date the Company’s internal controls and procedures failed to identify any material weaknesses or deficiencies. Accordingly, the remedial measures implemented by the Company were not disclosed in the original Form 10-KSB for the fiscal year ended December 31, 2004, or in the Form 10-QSB for the fiscal quarter ended March 31, 2005.

Furthermore, the Company has reviewed EITF 00-27 (regarding the Intrinsic Value Issue) and EITF 00-19 (regarding the Derivative Liability Issue), and has applied applicable issues in each pronouncement that apply to the convertible debentures issued to Cornell during 2004 and 2005. This process has resulted in the Company amending its December 31, 2004 Form 10-KSB and March 31, 2005 Form 10-QSB.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 2004, the directors and executive officers of BSI, their age, positions in BSI, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/Executive Officer	Age	Position	Period Served (1)
Jack Harper	52	Chairman and President	1995 to present
Richard A. Kirk	74	Director and Secretary	1995 to present
John D. Woods	65	Director	2005 to present

(1)	Period served includes the period served in same capacity with BSI, Inc., a private Colorado corporation.

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

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation
Jack Harper,	2004	$125,000	35,000	–	–	–	–
Chairman and	2003	$90,000	–	–	–	–	–
President	2002	$80,000	–	–	–	–	–

(1)	Mr. Harper was issued 2,500,000 shares in consideration for $2,500 and the forgiveness of accrued wages.
(2)	The 2004 bonus to Mr. Harper was in recognition of his financial support during the early days of BSI that resulted in personal debt.

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

BSI2000, INC.

Date: October 14, 2005	By:	/s/ Jack Harper

Jack Harper, President, Chief Executive Officer, Interim Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 14, 2005	/s/ Jack Harper
Jack Harper, Director

Date: October 14, 2005	/s/ Richard Kirk
Richard Kirk, Director

Date: October 14, 2005	/s/ John D. Woods
John D. Woods, Director

BSI2000
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

BSI 2000, INC.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2004

Assets
Current assets
Cash and cash equivalents	$893,387
Inventories	50,370
Other	3,432
Total current assets	947,189

Property and equipment, net	44,125
Intangible assets, net	182,966
Other long-term assets	4,232
Total assets	$1,178,512

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$184,269
Accrued liabilities	27,331
Deferred revenue, current portion	6,375
Convertible notes payable, current portion	470,833
Total current liabilities	688,808

Deferred revenue, long-term portion	13,208
Convertible notes payable, less current portion	658,489
Liability for derivative instruments	707,267

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	–
Common stock, $.001 par value, 200,000,000 shares authorized, 90,891,798 shares issued and outstanding	90,892
Additional paid-in capital	6,451,521
Accumulated deficit	(7,431,673)
Total stockholders’ deficit	(889,260)
Total liabilities and stockholders’ deficit	$1,178,512

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,
	2004	2003	2004

Revenues	$5,918	$34,440	$101,648
Cost of goods sold	–	67,986	67,986
Gross (loss) profit	5,918	(33,546)	33,662

Operating expenses
Selling expenses	367,807	275,098	1,406,780
General and administrative	1,048,073	760,270	3,632,515
Stock based compensation expense	–	–	253,741
Research and development	542,635	446,605	1,903,524
Total operating expenses	1,958,515	1,481,973	7,196,560

Other (expense) income
Interest expense	(65,964)	(8,152)	(195,329)
Interest income	3	1,636	23,047
Financing costs	(163,030)	(46,943)	(209,973)
Other	30,204	–	113,480
Total other (expense) income	(198,787)	(53,459)	(268,775)

Net loss	$(2,151,384)	$(1,568,978)	$(7,431,673)

Basic and diluted weighted average common shares outstanding	72,506,696	41,412,101	13,384,466
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.56)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2004 and 2003 and
For the Period from Inception (July 30, 1993) to December 31, 2004

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at Inception - July 30, 1993	–	$–	$–	$–	$–
Stock issued to founders for cash during the period ended December 31, 1993	19,580	85,000	–	–	85,000
Stock issued for cash during the year ended December 31, 1993	2,701	57,500	–	–	57,500
Stock issued to founders for services during the period ended December 31, 1993	33,812	146,793	–	–	146,793
Stock issued for cash during the year ended December 31, 1994	12,904	65,000	–	–	65,000
Stock issued for cash during the year ended December 31, 1995	224,672	118,763	–	–	118,763
Stock issued for cash during the year ended December 31, 1996	616,989	227,872	–	–	227,872
Stock issued for cash during the year ended December 31, 1997	225,766	144,612	–	–	144,612
Stock issued for cash during the year ended December 31, 1998	831,118	788,309	–	–	788,309
Stock issued for cash during the year ended December 31, 1999	583,767	364,854	–	–	364,854
Stock issued for cash during the year ended December 31, 2000	195,369	122,106	–	–	122,106
Net loss from Inception	–	–	–	(2,398,997)	(2,398,997)
Balance - December 31, 2000	2,746,678	2,120,809	–	(2,398,997)	(278,188)
Stock issued for cash	46,600	29,125	–	–	29,125
Stock issued to officer for services	2,500,000	56,736	–	–	56,736
Stock issued for services to an employee	212,045	212	–	–	212
Net income	–	–	–	(338,679)	(338,679)
Balance - December 31, 2001	5,505,323	2,206,882	–	(2,737,676)	(530,794)
Stock issued for debt conversion	1,159,426	865,375	–	–	865,375
Stock issued for cash	1,082,651	889,200	–	–	889,200
Stock issued for services to finders of private placement offering in June 2002 at $.01 per share, net of expense	300,000	–	–	–	–
Stock issued for services	25,000	25,500	–	–	25,500
Stock based compensation expense	580,000	50,000	–	–	50,000
Net loss	–	–	–	(973,635)	(973,635)
Balance - December 31, 2002	8,652,400	4,036,957	–	(3,711,311)	325,646
Stock issued for cash	1,134,500	135,500	249,000	–	384,500
Stock issued for equity line of credit commitment and placement fees	1,910,714	1,911	(1,911)	–	–
Stock issued for convertible note payable fees	500,000	500	(500)	–	–
Issuance of stock in connection with reverse acquisition	41,363,488	(4,121,307)	4,121,307	–	–
Stock issued for debt conversion	390,625	391	49,609	–	50,000
Net loss	–	–	–	(1,568,978)	(1,568,978)
Balance December 31, 2003	53,951,727	53,952	4,417,505	(5,280,289)	(808,832)
Stock issued for debt conversion	35,949,972	35,950	2,454,579	–	2,490,529
Stock issued for cash	990,099	990	46,510	–	47,500
Intrinsic value of convertible debt	–	–	250,000	–	250,000
Liability for derivative instruments	–	–	(737,221)		(737,221)
Warrants issued to consultants	–	–	20,148	–	20,148
Net loss	–	–	–	(2,151,384)	(2,151,384)
Balance December 31, 2004	90,891,798	$90,892	$6,451,521	$(7,431,673)	$(889,260)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended		Inception (July 30, 1993) to
	December 31,		December 31,
	2004	2003	2004

Cash flows from operating activities
Net loss	$(2,151,384)	$(1,568,978)	$(7,431,673)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	19,152	27,128	123,313
Gain on forgiveness of debt	–	–	(65,485)
Gain on disposal of fixed assets	(250)	–	(250)
Change in derivative liability	(29,954)	–	(29,954)
Stock based compensation	20,148	–	273,889
Non-cash interest expense	12,100	–	12.100
Changes in assets and liabilities
Inventories	(15,009)	(8,237)	(50,370)
Other current assets	(3,432)	4,257	(3,432)
Other long-term assets	–	–	(4,232)
Accounts payable	(11,868)	186,890	238,332
Deferred revenue	19,583	–	19,583
Accrued liabilities	1,533	19,306	80,880
	12,003	229,344	594,374
Net cash used in operating activities	(2,139,381)	(1,339,634)	(6,837,299)

Cash flows from investing activities
Redemption of certificates of deposit	–	–	35,000
Purchase of certificate of deposit	–	–	(35,000)
Proceeds from fixed asset disposals	250	250	250
Purchase of fixed assets	(10,755)	(10,533)	(118,882)
Patent application	(120,585)	(54,343)	(183,168)
Net cash used in investing activities	(131,090)	(64,876)	(301,800)

Cash flows from financing activities
Proceeds from issuance of common stock	47,500	384,500	3,324,341
Proceeds from long-term debt	–	–	919,500
Net proceeds from convertible notes payable	2,990,808	916,943	3,907,751
Repayment on long-term debt	–	–	(81,516)
Repayment on capital lease obligation	–	–	(37,590)
Net cash provided by financing activities	3,038,308	1,301,443	8,032,486

Net (decrease) increase in cash and cash equivalents	767,837	(103,067)	893,387
Cash and cash equivalents - beginning of year	125,550	228,617	–
Cash and cash equivalents - end of year	$893,387	$125,550	$893,387

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

The following table presents the activity for options outstanding:

	Incentive Stock Options	Weighted Average Exercise Price
Outstanding - December 31, 2003	–	$–
Granted	4,310,000.104
Forfeited/canceled	(1,212,500)	(.110)
Exercised	–	–
Outstanding - December 31, 2004	3,097,500	$.101

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

The following table presents the activity for warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2003	–	$–
Issued	2,500,000.067
Outstanding - December 31, 2004	2,500,000	$.067

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are approximately as follows:

	For the Years Ended December 31,
	2004	2003
Net operating loss	$2,205,000	$1,439,000
Total deferred tax assets	2,205,000	1,439,000
Valuation allowance	(2,205,000)	(1,439,000)
Net deferred tax asset	$–	$–

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the statements of income:

	For the Years Ended		Inception (July 30, 1993) through
	December 31,	December 31,	December 31,
	2004	2003	2004

Federal tax benefit at statutory rates	$762,000	$550,000	$2,201,000
State tax benefit at statutory rates	72,000	47,000	195,000
Valuation allowance	(834,000)	(597,000)	(2,396,000)
Reported income tax benefit	$–	$–	$–

Note 9 - Subsequent Event (Unaudited)

Subsequent to December 31, 2004, the Company issued one additional convertible debenture to Cornell for $250,000 and effectively repaid $300,000 of a secured promissory note and accrued interest thereon pursuant to draw-downs under the Equity Line.

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