Form 10QSB/A
period 2005-03-31
BSI2000 INC
filed 2005-10-14
CIK 1099780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 3 TO

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
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 4 - Convertible Debt (continued)

Convertible secured debentures and notes payable consist of the following at March 31, 2005:

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on October 7, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $60,000, of which $45,000 is unamortized at March 31, 2005. Subsequent to March 31, 2005, Cornell Capital Partners converted $100,000 of the debt into 4,273,504 shares of common stock of BSI. Accretion of intrinsic value of $9,703 related to the conversion feature of this note was included as interest expense for the year ended December 31, 2004. Accretion of intrinsic value of $20,776 related to the conversion feature of this note was included as interest expense for the quarter ended March 31, 2005
$450,000

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
$823,425

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Statements

 This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) BSI’s projected sales and profitability, (b) BSI’s growth strategies, (c) anticipated trends in BSI’s industry, (d) BSI’s future financing plans, (e) BSI’s anticipated needs for working capital, (f) BSI’s lack of operational experience, and (g) the benefits related to ownership of BSI’s common stock. Forward-looking statements, which involve assumptions and describe BSI’s future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,”  “should,”  “expect,”  “anticipate,”  “estimate,”  “believe,”  “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause BSI’s actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation the matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of BSI’s views as of the date the statement was made. BSI undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company has reviewed EITF 00-27 (regarding the Intrinsic Value Issue) and EITF 00-19 (regarding the Derivative Liability Issue), and has applied applicable issues in each pronouncement that apply to the convertible debentures issued to Cornell during 2004 and 2005. This process has resulted in the Company restating its December 31, 2004 Form 10-KSB and March 31, 2005 Form 10-QSB.

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

October 14, 2005	By:	/s/ Jack Harper
Jack Harper
President, Chief Executive Officer, and
Chief Financial Officer