Form 10QSB/A
period 2005-06-30
BSI2000 INC
filed 2005-10-14
CIK 1099780

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

BSI2000, INC.

FORM 10-QSB

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BSI2000, INC.
CONSOLIDATED FINANCIAL STATEMENT

As of June 30, 2005

INDEX TO FINANCIAL STATEMENTS

Page Number
CONSOLIDATED BALANCE SHEETS	5

CONSOLIDATED STATEMENTS OF OPERATIONS	6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10-20

BSI2000, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,534	$893,387
Accounts receivable, trade	42,084	—
Inventories	85,977	50,370
Other current assets	60,068	3,432
Total current assets	189,663	947,189

Non-current assets
Property and equipment, net	46,946	44,125
Intangible assets, net	231,313	182,966
Investment in Maxx Net System	250,000	—
Other long-term assets	4,232	4,232
Total non-current assets	532,491	231,323

Total assets	$722,154	$1,178,512

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$297,874	$184,269
Accrued liabilities	100,306	27,331
Deferred revenue, current portion	6,375	6,375
Other liabilities, current portion	30,000	—

Convertible notes payable, current portion	175,000	470,833
Total current liabilities	609,555	688,808

Deferred revenue, long-term portion	10,020	13,208
Long term liabilities, less current portion	185,000	—
Convertible notes payable, less current portion	479,684	658,489
Liability for derivative instruments	786,381	707,267

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 111,300,114 and 90,891,798 shares issued and outstanding, respectively	111,300	90,892
Additional paid-in capital	7,498,696	6,451,521
Accumulated deficit	(8,958,482)	(7,431,673)
Total stockholders’ deficit	(1,348,486)	(889,260)
Total liabilities and stockholders’ deficit	$722,154	$1,178,512

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Period from July 30, 1993 (Inception) through
	2005	2004	2005	2004	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$45,770	$2,729	$44,176	$1,479	$147,418

Cost of goods sold	23,163	—	23,163	—	91,149

Gross profit	22,607	—	21,013	—	56,269

Operating expenses
Selling expenses	255,816	181,502	134,446	94,381	1,662,596
General and administrative	796,136	478,561	462,506	217,610	4,428,651
Stock-based compensation expense	—	—	—	—	253,741
Research and development	294,786	215,054	96,869	99,945	2,198,310
Total operating expenses	1,346,738	875,117	693,821	411,936	8,543,298
Other income (expense)
Interest expense	(146,918)	(23,825)	(91,299)	(1,248)	(342,247)
Interest income	3,721	1	663	—	26,768
Financing costs	(75,569)	(100,485)	(30,152)	(65,057)	(285,542)
Other	16,088	—	(13,885)	—	129,568
Total other (expense)	(202,678)	(124,309)	(134,673)	(66,305)	(471,453)
Net loss	$(1,526,809)	$(996,697)	$(807,481)	$(476,762)	$(8,958,482)
Basic and diluted weighted average common shares outstanding	100,772,989	62,162,308	105,396,688	67,292,455	20,481,501

Basic and diluted loss per common share	$(0.015)	$(0.016)	$(0.008)	$(0.007)	$(0.437)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2005 (Unaudited)

	Common Stock		Additional	Accumulated Deficit During the Development	Total Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficit)
Balance, December 31, 2004 (as amended)	90,891,798	$90,892	$6,451,521	$(7,431,673)	$(889,260)
Intrinsic Value on Convertible Debt	—	—	169,750	—	169,750
Stock Issued for Debt Conversion	10,800,530	10,800	371,387	—	382,187
Stock Issued for Debt Conversion	9,607,786	9,608	190,392		200,000
Warrants Issued for Debt Conversion	—	—	301,827	—	301,827
Warrants Issued for Investment	—	—	10,174	—	10,174
Options Issued for Investment			98,847		98,847
Liability for derivative instruments	—	—	(95,202)	—	(95,202)
Net loss	—	—	—	(1,526,809)	(1,526,809)
Balance - June 30, 2005	111,300,114	$111,300	$7,498,696	$(8,958,482)	$(1,348,486)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		For the Period from Inception (July 30, 1993) through
	2005 (unaudited)	2004 (unaudited)	June 30, 2005 (unaudited)
Cash flows from operating activities
Net loss	$(1,526,809)	$(996,697)	$(8,958,482)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	8,882	9,815	132,195
Gain on forgiveness of debt	—	—	(65,485)
Gain on disposal of assets	—	—	(250)
Change in derivative liability	(16,088)	—	(46,042)
Stock based compensation	—	—	273,889
Options issued to employees	98,847	—	98,847
Non-cash interest expense	76,000	—	76,000
Warrants issued for agreement	10,174	—	10,174
Intrinsic value of convertible debt	102,868	—	114,968
Changes in assets and liabilities
Accounts receivable	(42,084)	—	(42,084)
Inventories	(35,607)	(17,647)	(85,977)
Other current assets	(56,636)	(14,706)	(60,068)
Other long-term assets	—	—	(4,232)
Accounts payable	113,605	(94,052)	351,937
Deferred revenue	(3,187)	22,771	16,396
Accrued liabilities	72,975	(13,309)	153,855
	329,749	(107,128)	924,123
Net cash used in operating activities	(1,197,060)	(1,103,825)	(8,034,359)

Cash flows from investing activities
Redemption of certificates of deposit	—	—	35,000
Purchase of certificate of deposit	—	—	(35,000)
Proceeds from fixed asset disposals	—	—	250
Investment in Maxx Net system	(35,000)	—	(35,000)
Purchase of fixed assets	(11,297)	(4,967)	(130,179)
Patent application	(48,753)	(92,892)	(231,921)
Net cash used in investing activities	(95,050)	(97,859)	(396,850)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	3,324,341
Proceeds from long-term debt	—	—	919,500
Net proceeds from convertible notes payable	400,257	1,366,247	4,308,008
Repayment on long-term debt	—	—	(81,516)
Repayment on capital lease obligations	—	—	(37,590)
Net cash provided by financing activities	400,257	1,366,247	8,432,743

Net (decrease) increase in cash and cash equivalents	(891,853)	164,563	1,534

Cash and cash equivalents - beginning of period	893,387	125,550	—
Cash and cash equivalents - end of period	$1,534	$290,113	$1,534

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

Reported Net loss	$(1,526,809)
Deduct recorded employee compensation expense	—
Add fair value of employee compensation expense	(282,421)
Net loss - pro forma	$(1,809,230)

Net loss per share-pro forma	$(0.018)

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

During the first quarter of 2003, BSI signed an agreement to merge with a small public company (see Note 3). The transaction was a reverse acquisition with BSI as the accounting acquirer. BSI became a wholly-owned subsidiary of the public company, BSI’s shareholders became the majority shareholders of the public company, and the public company changed its name to “BSI000, Inc.”

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

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes stock option activity for the quarter ended June 30, 2005 and the year ended December 31, 2004:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price

Outstanding - December 31, 2004	4,310,000	—	$0.105
Granted	250,000	1,000,000	0.018
Forfeited/canceled	—	—	—
Exercised	—	—	—

Outstanding - March 31, 2005	4,560,000	1,000,000	0.092
Granted	18,000,000	1,000,000	0.030
Forfeited/canceled	(2,350,000)	—	(0.108)
Exercised	—	—	—

Outstanding - June 30, 2005	20,210,000	2,000,000	$0.037

The following table summarizes options outstanding and exercisable at June 30, 2005:

	Options Outstanding		Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*

$0.027	1,000,000	$0.027	1.97	18,000,000	$—
$0.030	18,000,000	0.030	4.89	—	0.030
$0.040	10,000	0.040	3.95	—	—
$0.042	250,000	0.042	3.66	—	—
$0.050	1,000,000	0.050	—	—	—
$0.060	100,000	0.060	4.18	—	—
$0.089	250,000	0.089	4.04	50,000	0.089
$0.110	1,600,000	0.110	3.70	37,500	0.110

	22,210,000	$0.037	4.22	18,087500	$0.030

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

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

During April 2005, BSI granted warrants to purchase 500,000 shares of common stock in conjunction with the Maxx Net purchase. The warrants are exercisable at $0.029 per share for a period of five years, and were fully vested during April 2005. The warrants have been valued at $10,174 using the Black Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	3.88%
Average expected life	5 years
Dividend yield	0%
Volatility	81.60%
Estimated fair value of total options granted	$10,174

The value of the warrants has been included in financing costs at June 30, 2005.

	Number of Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2003	—	$—
Granted	2,500,000	0.0665
Forfeited/cancelled	—
Exercised	—

Outstanding - December 31, 2004	2,500,000	0.0665
Granted	20,500,000	0.0495
Forfeited/cancelled	(1,250,000)	(0.0610)
Exercised	—	—

Outstanding - June 30, 2005	21,750,000	$0.0508

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

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

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

This error arose as a result of BSI issuing secured convertible debentures to Cornell Capital Partners, LP in October and December of 2004, where the debentures by their terms were immediately convertible into shares of BSI common stock at a conversion price per share that was less that the then-current market price of BSI’s common stock. Accordingly, BSI should have recorded Financing Costs over the life of each debenture because the debentures had intrinsic value (i.e., the conversion price per share was less than the market price per share of BSI’s stock at the time of conversion). Also, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture should have been included as a long-term liability, originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted, at which time, the relative fair value to the conversion will be transferred to equity. The conversion feature should be revalued each period until the convertible debt is converted, with the change in fair value from the date of issuance to the end of the period recorded as other income or expense for each period.

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

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

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

	As previously reported	Adjustments	As restated
Non-current liabilities	$1,094,254	+$539,662	$1,633,916
Additional Paid-in Capital	$7,310,129	-$546,302	$6,763,827
Retained Earnings	$(8,157,641)	-$16,640	$(8,151,001)
Interest Expense	$(19,432)	-$36,187	$(55,619)
Financing costs	$(40,417)	-$(5,000)	$(45,417)
Other income	$—	+$29,973	$29,973
Net Income	$(708,114)	-$11,214	$(719,328)

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

BSI designs, builds, and sells high-end security related products for the homeland defense, entry/exit access control, and identification markets. The Company has developed and is beginning to sell patented and patent-pending systems for identifying, authenticating, and tracking people and their activities by combining biometrics, electronic ID cards of various types, sensors, extensive embedded software, and advanced cryptography.

The Company believes that since the terror attacks on the United States in September 2001, that a global push toward secure identification and tracking with new advanced technologies is underway and accelerating. BSI has developed over the past several years a spectrum of security related products that integrate special hardware and proprietary software to provide turnkey systems to try to meet this new need.

The Company identified three specific target submarkets within the overall security market and then built proprietary products that it believes are specific to those vertical markets. The first market is advanced entry/exit access control to protect valuable physical infrastructure such as corporate HQ buildings, financial and IT facilities, government sites such as nuclear and hydroelectric plants, water treatment works, petrochemical and chemical plants, national laboratories, and the like. The second target market is highly secure identification cards for national IDs and other purposes and the third target market is advanced but inexpensive portable fingerprint scanning systems and devices for use by police, sheriffs, first responders, and coroners.

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

In 2003, the U.S. Immigration and Naturalization Service (INS), now part of the United States Department of Homeland Security (DHS), awarded a small development contract to BSI to build a pilot test Green Card authentication and verification system. Six of the resulting BSI SIGABA2000™ units were delivered to INS for approximately $25,000. As part of that contract, the Company and its senior management and technical staff were granted certain security clearances that enabled BSI to complete classified work for the U.S. Federal Government. In addition, as part of that project, the Company designed and built the Crypto2000™ encryption, key management, and hardware random number generator hardware/software module which enables cryptographically secure transactions with optical cards which BSI believes is a capability unique to the Company. Key components of the Crypto2000 unit have been certified under certain conditions by the National Institute of Standards and Technology (NIST) to the FIPS 140-1 (1, 2, 3) level which is a recognized advanced standard of encryption and, especially, hacker resistance. The Company has a project underway to gain the even stronger FIPS 140-2 (1, 2, 3, (physical) 4) certification from NIST for the entire Crypto2000 system. The independent laboratory work for that effort is being completed by IBM/Canada for submission to NIST. In addition, BSI is in the process of enhancing the Crypto2000 module to provide similar protection for magnetic stripe, RFID, and contact/contactless smart cards based systems. The Company believes that Crypto2000 with its associated patent applications provide a competitive advantage for BSI over other companies in the target markets.

Current Products. BSI has developed a number of closely related products that are designed specifically for the above described target markets:

SECURUS2000™ Entry/Exit Access Control System. This product is designed to provide site protection for high-value buildings, installations, and facilities. SECURUS2000 combines electronic identification cards with biometrics, sensors, database systems, extensive embedded software, and integrated devices to protect commercial, government, and military installations. It is an access control suite of products that incorporate all of the security command and control functions that the Company believes are necessary in today's high-risk environment. With a 50,000 card reader capacity and a guaranteed transaction time of under one second, it is, BSI believes, one of the most powerful access control systems employed anywhere. SECURUS2000 features include video badging, graphic alarm monitoring and control through an extensive GUI graphical command and control interface, panel-based biometric template storage, CCTV/DVR and audio integration. It also hosts other advanced and unique functions needed, the Company believes, to meet the security requirements of today's increasingly hostile threat environment. Up to 96 workstations can simultaneously monitor alarms and manage reactions within a complete worksite, which, if needed, can be distributed geographically across the globe. The functions of each workstation can easily be tailored to the specific needs of each facility. SECURUS2000 is scalable from a single PC to interconnected networks that span the world. Further security is provided by the option of biometric workstation logon. By using its PLC RLLP programming, SECURUS2000 provides, BSI believes, the operational flexibility to handle the most complex security command and control tasks. An integral component of the system is the MAXX-NET™ base entry/exit access control system recently purchased, in its entirety, by the Company from New Sytron, Inc. and CyberCountry Systems, LLC which was then enhanced by BSI to include biometrics, advanced cryptography, and other items. MAXX-NET has been sold by New Sytron/CyberCountry and their predecessors to a number of airports, prisons and detention centers, corporate facilities and others. For example, MAXX-NET has provided entry/exit access control protection, and continues today, at the Denver International Airport (“DIA”), which has the FAA's most secure "Category X" rating, where it provides distributed and centrally controlled and monitored security for more than 50 individual buildings over 53 square miles with approximately 2,000 controlled and monitored doors and access points. Some 45,000 ID/access electronic cards have been issued to flight crews, airline ground personnel, maintenance workers, vendors, and security personnel. Denver International Airport is the fifth busiest airport in the United States and the 10th busiest in the world. Other installations include Anchorage International Airport, the U.S. Air force Academy, Sterling Correctional Facility in Colorado, San Francisco Water Management, Riverside Justice Center, Rocky Mountain National Park, Missoula Detention Center in Montana, and others. BSI believes that the current installed base of MAXX-NET combined with the security enhancements made and underway by BSI including biometrics and advanced cryptography provides a competitive advantage for the Company for its "SECURUS2000 Powered by MAXX-NET™" product. A patent has been awarded to BSI that the Company believes will help protect certain aspects of SECURUS2000 in the marketplace.

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

CLEARID2000™ Electronic Fingerprint Scanning System. The Company built the CLEARID2000 specifically as a relatively inexpensive and portable, though advanced, electronic fingerprint scanning machine. It eliminates the manual inking procedures now commonly used and, BSI believes, dramatically increases the accuracy and reliability of print collection by providing immediate scan quality feedback to the operator. The system automatically electronically prints the standard FBI fingerprint FD258 "Blue" and FD249 "Red" hardcopy cards that are used across the country for background checks and scans by law enforcement agencies, school districts, numerous government agencies, contractors, and many others. The product was a direct fallout of the extensive research and development conducted in biometrics and other areas for advanced card entry/exit access control systems. In July 2005, BSI was notified that the Federal Bureau of Investigation (FBI) had tested the CLEARID2000-T configuration of the product and had certified it to be in compliance with the FBI's Integrated Automated Fingerprint Identification System (“IAFIS”) Image Quality Specifications (“IQS”). The Company began to ship CLEARID2000 units in late June 2005 and current customers include several police and sheriff's departments as well as a coroner's office.

VERUS2000™ Green Card Authentication Device. BSI developed the VERUS2000 system as a result of work performed for the INS, under contract, in 2003. The system is designed, the Company believes, to inexpensively and reliably solve the problem of fake and counterfeit Green Cards carried by resident aliens that are used as primary identification by employees. BSI believes that such fraudulent Green Cards are in use across the country in high volume and represent a significant security hole for the defense of this country. VERUS2000 has been tested by a major airport in the United States; by a state driver's license issuance bureau; and by a major European airline in a large European airport. The Company has applied for several patents that, if awarded, it believes will help protect the VERUS2000 product in the marketplace. BSI believes that passage of the REALID Act of 2005 by Congress that was signed by President Bush may open a market for the product as states begin to comply with the Act's requirements to authenticate Green Cards before issuing state driver's licenses where a Green Card is presented as primary photo ID by license applicants. The Company has applied for a patent that, if awarded, BSI believes will help protect the product in the marketplace. However, there can be no assurance that such a market will exist.

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

On July 5, 2005 BSI entered into a Securities Purchase Agreement with Cornell Capital Partners, dated as of June 17, 2005. Pursuant to the Securities Purchase Agreement, BSI may sell to Cornell Capital Partners up to $1,250,000 of secured convertible debentures pursuant to the terms contained in the secured convertible debenture.

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

Date: October 14, 2005	By:	/s/ Jack Harper
Jack Harper
President, Principal Executive Officer, and Principal Accounting Officer