Form 10QSB
period 2005-09-30
BSI2000 INC
filed 2005-11-15
CIK 1099780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission File No. 0-28287

BSI2000, INC.
(Exact name of small business issued as specified in its charter)

Delaware	84-0418749
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

12600 W. Colfax Ave., Suite B410,
Lakewood, CO 80215
(Address of Principal Executive Offices)

(303) 231-9095
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equities as of the latest practicable date: AS OF NOVEMBER 14, 2005 THERE WERE 123,479,677 OUTSTANDING SHARES OF THE ISSUER’S COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Transitional Small Business Disclosure Format:  Yes ☐ No ☒

BSI2000, INC.

FORM 10-QSB

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BSI2000, INC.
CONSOLIDATED FINANCIAL STATEMENT

As of September 30, 2005

INDEX TO FINANCIAL STATEMENTS

Page Number

CONSOLIDATED BALANCE SHEETS	3

CONSOLIDATED STATEMENTS OF OPERATIONS	4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7-21

BSI2000, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$74,468	$893,387
Accounts receivable, trade	106,689	-
Inventories	93,336	50,370
Other current assets	13,180	3,432
Total current assets	287,673	947,189

Non-current assets
Property and equipment, net	43,495	44,125
Intangible assets, net	248,609	182,966
Investment in Maxx Net System	900,000	-
Other long-term assets	4,232	4,232
Total non-current assets	1,196,336	231,323

Total assets	$1,484,009	$1,178,512

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$323,601	$184,269
Accrued liabilities	103,310	27,331
Deferred revenue, current portion	6,375	6,375
Notes Payable, current portion	172,783	-

Convertible notes payable, current portion	-	470,833
Total current liabilities	606,069	688,808

Deferred revenue, long-term portion	8,427	13,208
Notes Payable, less current portion	527,217	-
Convertible notes payable, less current portion	978,413	658,489
Liability for derivative instruments	1,170,588	707,267

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 123,479,677 and 90,891,798 shares issued and outstanding, respectively	123,480	90,892
Additional paid-in capital	7,753,355	6,451,521
Accumulated deficit	(9,683,540)	(7,431,673)
Total stockholders’ deficit	(1,806,705)	(889,260)
Total liabilities and stockholders’ deficit	$1,484,009	$1,178,512

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Period from July 30, 1993 (Inception) through September 30,
	2005	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$149,138	$4,323	$103,368	$1,594	$250,786

Cost of goods sold	70,134	-	46,971	-	138,120

Gross profit	79,004	4,323	56,397	1,594	112,666

Operating expenses
Selling expenses	371,803	267,749	115,987	86,247	1,778,583
General and administrative	1,217,395	718,951	421,260	240,389	4,849,911
Stock-based compensation expense	-	-	-		253,741
Research and development	371,901	377,666	77,115	162,612	2,275,425
Total operating expenses	1,961,099	1,364,366	614,362	489,248	9,157,660
Other income (expense)
Interest expense	(312,981)	(25,022)	(166,063)	(1,197)	(508,310)
Interest income	4,390	253	669	251	27,437
Financing costs	(130,558)	(146,929)	(54,988)	(46,444)	(340,530)
Other	69,377	-	53,289	-	182,857
Total other (expense)	(369,772)	(171,698)	(167,093)	(47,390)	(638,546)
Net loss	$(2,251,867)	$(1,531,741)	$(725,059)	$(535,044)	$(9,683,540)
Basic and diluted weighted average common shares outstanding	106,491,743	67,307,009	117,536,161	77,484,570	23,183,137

Basic and diluted loss per common share	$(0.021)	$(0.023)	$(0.006)	$(0.007)	$(0.419)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2005 (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During the Development Stage	Total Equity (Deficit)
	Shares	Amount
Balance, December 31, 2004 (as amended)	90,891,798	$90,892	$6,451,521	$(7,431,673)	$(889,260)
Intrinsic Value on Convertible Debt	-	-	451,000	-	451,000
Stock Issued for Debt Conversion	32,587,879	32,588	949,599	-	982,187

Warrants Issued for Debt Conversion	-	-	301,827	-	301,827
Warrants Issued for Investment	-	-	33,259	-	33,259
Options Issued for Investment			98,847		98,847
Liability for derivative instruments	-	-	(532,698)	-	(532,698)
Net loss	-	-	-	(2,251,867)	(2,251,867)
Balance - September 30, 2005	123,479,677	$123,480	$7,753,355	$(9,683,540)	$(1,806,705)

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		For the Period from Inception (July 30, 1993) through September 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)
Cash flows from operating activities
Net loss	$(2,251,867)	$(1,531,741)	$(9,683,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	13,261	14,445	136,574
Gain on forgiveness of debt	-	-	(65,485)
Gain on disposal of assets	-	-	(250)
Change in derivative liability	463,321	-	433,367
Stock based compensation	-	-	273,889
Options issued to employees	98,847	-	98,847
Non-cash interest expense	76,000	-	76,000
Warrants issued for agreement	159,640	-	33,259
Intrinsic value of convertible debt	(135,328)	-	(147,540)
Changes in assets and liabilities
Accounts receivable	(106,689)	-	(106,689)
Inventories	(42,966)	(21,145)	(93,336)
Other current assets	(9,748)	(1,877)	(13,180)
Other long-term assets	-	-	(4,232)
Accounts payable	139,332	59,243	377,664
Deferred revenue	(4,781)	21,177	14.802
Accrued liabilities	75,979	4,772	156,859
	576,175	76,615	1,170,549
Net cash used in operating activities	(1,675,692)	(1,455,126)	(8,512,991)
Cash flows from investing activities
Redemption of certificates of deposit	-	-	35,000
Purchase of certificate of deposit	-	-	(35,000)
Proceeds from fixed asset disposals	-	-	250
Investment in Maxx Net system	(200,000)	-	(200,000)
Purchase of fixed assets	(11,987)	(8,135)	(130,869)
Patent application	(66,288)	(118,527)	(249,456)
Net cash used in investing activities	(278,275)	(126,662)	(580,075)
Cash flows from financing activities
Proceeds from issuance of common stock	-	47,500	3,324,341
Proceeds from long-term debt	-	-	919,500
Net proceeds from convertible notes payable	1,135,048	1,410,569	5,042,799
Repayment on long-term debt	-	-	(81,516)
Repayment on capital lease obligations	-	-	(37,590)
Net cash provided by financing activities	1,135,048	1,458,069	9,167,534
Net (decrease) increase in cash and cash equivalents	(818,919)	(123,719)	74,468
Cash and cash equivalents - beginning of period	893,387	125,550	-
Cash and cash equivalents - end of period	$74,468	$1,831	$74,468

See notes to consolidated financial statements.

BSI2000, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

(Continued from previous page)

Supplemental disclosure of cash flow information:

BSI paid cash of $0 for interest expense or income taxes during the year ended December 31, 2004 and $338 during the nine-month period ended September 30, 2005. Cash paid for interest expense from inception (July 30, 1993) through September 30, 2005 was $68,512.

During the nine months ended September 30, 2005, BSI effectively repaid $325,000 of notes payable and accrued interest pursuant to draw-downs under the Equity Line.

During the nine months ended September 30, 2005, BSI issued notes payable to a third party with intrinsic value to the holder in the amount of $375,000.

During the nine months ended September 30, 2005, BSI issued 20,000,000 warrants to Cornell Capital Partners valued at $301,827.

During the nine months ended September 30, 2005, BSI issued options to employees valued at $98,847.

During the nine months ended September 30, 2005, BSI issued options to employees with an intrinsic value of $76,000.

During the nine months ended September 30, 2005, BSI issued warrants for an agreement valued at $33,259.

During the nine months ended September 30, 2005, BSI acquired assets totaling $900,000 through agreement.

During the nine months ended September 30, 2005, the Company recognized change in fair value for convertible debentures with conversion features in the amount of $53,289. In addition, $215,361 of accretion on the intrinsic value of the beneficial conversion features of the convertible debentures was realized.

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

The Company has been awarded one patent (#6,775,774 - “Optical Card Based System for Individualized Tracking and Record Keeping”) and has approximately 40 other patents pending in related security areas in the United States and one in South Africa.

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

Revenue Recognition

BSI recognizes revenue in compliance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements.” Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through September 30, 2005, revenues earned represented sales to third parties, sales to distributors of demonstration units of BSI’s products and distribution rights.

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

Stock-Based Compensation

BSI accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for awards under BSI’s stock option plan as the exercise prices equaled or exceeded their fair value of the underlying stock as determined by the board of directors. Had compensation cost for BSI’s options issued to employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, BSI’s net loss would have been changed to the pro forma amount indicated below at September 30, 2005:

Reported Net loss	$(2,251,867)
Deduct recorded employee compensation expense	-
Add fair value of employee compensation expense	(328,377)
Net loss - pro forma	$(2,580,244)

Net loss per share-pro forma	$(0.024)

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used at September 30, 2005:

Approximate risk free rate	3.88-4.25%
Average expected life	3-5 years
Dividend yield	0%
Volatility	79.26%-81.60%
Estimated fair value of total options granted	$328,377

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. BSI has experienced losses since inception (July 30, 1993) through September 30, 2005 of $9,683,540. For the nine months ended September 30, 2005, BSI has a net loss of $2,251,867. BSI had a working capital deficit of $318,396 and stockholder’s deficit of $1,806,705 as of September 30, 2005, and used cash of $1,675,692 in the first nine months of operations in 2005.

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

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, BSI may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15 million (see Note 4). On August 11, 2005, BSI entered into a Termination Agreement with Cornell Capital Partners, whereby that certain Equity Line of Credit Agreement, dated October 31, 2003, and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

On October 7, 2004 BSI issued a $1,250,000 secured convertible debenture to Cornell Capital Partners (see Note 4).

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

NOTE 4 - CONVERTIBLE DEBT

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement with Cornell Capital Partners, which was mutually terminated by the parties on August 11, 2005. Under this agreement, BSI was entitled to issue and sell to Cornell Capital Partners, common stock for a total purchase price of up to $15 million. The purchase price for the shares was 99% of, or a 1% discount to, the market price, which was defined as the lowest closing bid price of the common stock during the five trading days following the notice date. Cornell Capital Partners was entitled to receive a fee equal to 5% of each advance. On August 11, 2005, BSI entered into a Termination Agreement with Cornell Capital Partners, whereby that certain Equity Line of Credit Agreement, dated October 31, 2003, and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007. On December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due December 10, 2007. On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 19, 2008. The debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice and may redeem any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell upon conversion, which has resulted in a $125,000 intrinsic value for each debenture that was issued in 2004, and $62,500 for the debenture issued during January 2005. The intrinsic value has been recorded as a discount on each convertible debenture in the accompanying consolidated balance sheet, and will be amortized over the term of each convertible debenture. A $12,100 charge to interest expense for the accretion of this intrinsic value has been included in interest expense as of December 31, 2004. A $188,342 charge to interest expense was taken during the first nine months of 2005. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a long-term liability that was originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2004, we recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. During the nine months ended September 30, 2005, we recorded other income of $57,533 related to the change in fair value from the date of issuance of the debt from December 31, 2004 to September 30, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

BSI received $500,000 on October 7, 2004, less a 10% fee of $50,000, and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 19, 2005.

On June 17, 2004, BSI issued a 5% convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due June 17, 2007. On July 15, 2005, BSI issued a 5% convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due July 17, 2007. On August 5, 2005, BSI issued a 5% convertible debenture in the amount of $1,000,000 to Cornell Capital Partners that is due August 5, 2007. The debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice and may redeem any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $31,250 intrinsic value for the debenture that was issued in June 2005, $31,250 for the debenture issued during July 2005, and $250,000 for the debenture that was issued during August 2005. The intrinsic value has been recorded as a discount on each convertible debenture in the accompanying consolidated balance sheet, and will be amortized over the term of each convertible debenture. A $26,969 charge to interest expense was taken during the first nine months of 2005. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, The conversion feature of each convertible debenture has been included as a long-term liability that was originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the nine months ended June 30, 2005, we recorded other income of $41,778 related to the change in fair value from the date of issuance of the debt from December 31, 2004 to September 30, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

BSI received $125,000 on June 15, 2005, less a 10% fee of $12,500, and $20,000 for legal costs. BSI received $125,000 (net of 10% fee) on July 17, 2005 and $1,000,000 (net of 10% fee) on August 5, 2005.

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

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

Convertible notes payable consist of the following at September 30, 2005:

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on December 10, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $50,000, of which $23,333 is unamortized at September 30, 2005. Accretion of intrinsic value of $2,397 related to the conversion feature of this note was included as interest expense for the year ended December 31, 2004. Accretion of intrinsic value of $58,597 related to the conversion feature of this note was included as interest expense for the nine months ended September 30, 2005
350,000

Convertible secured promissory note issued to Cornell Capital Partners, bearing interest at 5% and due on January 19, 2008. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $25,000, of which $18,750 is unamortized at September 30, 2005. Accretion of intrinsic value of $14,498 related to the conversion feature of this note was included as interest expense for the nine months ended September 30, 2005
250,000

Convertible secured promissory note issued to Cornell Capital Partners, bearing interest at 5% and due on June 17, 2008. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $32,500, of which $27,083 is unamortized at September 30, 2005. BSI has determined that there is a beneficial conversion feature with this debenture. Accretion of intrinsic value of $4,495 related to the conversion feature of this note was included as interest expense for the nine months ended September 30, 2005. BSI granted warrants to purchase 20,000,000 shares of common stock to Cornell Capital Partners. The warrants are exercisable at $0.05 per share for a period of five years, and were fully vested during June 2005. The warrants have been valued at $301,827 using the Black-Scholes Option Pricing Model
125,000

Convertible secured promissory note issued to Cornell Capital Partners, bearing interest at 5% and due on July 15, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $12,500, of which $10937 is unamortized at September 30, 2005. BSI has determined that there is a beneficial conversion feature with this debenture. Accretion of intrinsic value of $3,296 related to the conversion feature of this note was included as interest expense for the nine months ended September 30, 2005
$125,000

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on August 5, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $100,000, of which $91,667 is unamortized at September 30, 2005. BSI has determined that there is a beneficial conversion feature with this debenture. Accretion of intrinsic value of $19,178 related to the conversion feature of this note was included as interest expense for the nine months ended September 30, 2005
1,000,000

Fees and discounts	(851,587)

Less current portion	-
$978,413

NOTE 5 - SHAREHOLDERS’ EQUITY

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

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

The following table summarizes stock option activity for the quarter ended September 30, 2005 and the year ended December 31, 2004:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price

Outstanding - December 31, 2004	4,310,000	-	$0.105
Granted	250,000	1,000,000	0.018
Forfeited/canceled	-	-	-
Exercised	-	-	-

Outstanding - March 31, 2005	4,560,000	1,000,000	0.092
Granted	18,000,000	1,000,000	0.030
Forfeited/canceled	(2,350,000)	-	(0.108)
Exercised	-	-	-

Outstanding - June 30, 2005	20,210,000	2,000,000	$0.037
Granted	-	1,000,000-	0.048
Forfeited/canceled	(1,412,500)	(1,000,000)	(0.052)
Exercised	-	-	-

Outstanding-September 30, 2005	18,797,500	2,500,000	$0.044

The following table summarizes options outstanding and exercisable at September 30, 2005:

	Options Outstanding
Range of Exercise Prices	Number	Price*	Life*	Exercisable Number	Price*

$0.027	1,000,000	$0.027	1.97	18,000,000	$-
$0.030	18,000,000	0.030	4.89	-	0.030
$0.040	10,000	0.040	3.95	-	-
$0.042	250,000	0.042	3.66	-	-
$0.047	1,250,000	0.047	4.90	-	-
$0.052	250,000	0.052	2.97	-	-
$0.060	100,000	0.060	4.18	-	-
$0.089	50,000	0.089	4.04	50,000	0.089
$0.110	387,500	0.110	3.70	37,500	0.110

	21,297,500	$0.044	4.22	18,087,500	$0.030

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During June 2005, BSI granted warrants to purchase 20,000,000 shares of common stock to Cornell Capital Partners. The warrants are exercisable at $0.05 per share for a period of five years, and were fully vested during June 2005. The warrants have been valued at $301,827 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

Approximate risk free rate	3.88%
Average expected life	5 years
Dividend yield	0%
Volatility	81.60%
Estimated fair value of total options granted	$301,827

The value of the warrants has been included as financing costs in the accompanying balance sheet as a reduction of long-term debt at September 30, 2005.

During April 2005, BSI granted warrants to purchase 500,000 shares of common stock in conjunction with the Maxx Net purchase. The warrants are exercisable at $0.029 per share for a period of five years, and were fully vested during April 2005. The warrants have been valued at $10,174 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	3.88%
Average expected life	5 years
Dividend yield	0%
Volatility	81.60%
Estimated fair value of total options granted	$10,174

The value of the warrants has been included in financing costs at September 30, 2005.

During August 2005, BSI granted warrants to purchase 1,000,000 shares of common stock in conjunction with the Maxx Net purchase. The warrants are exercisable at $0.043 per share for a period of three years, and vest during August 2006. The warrants have been valued at $23,085 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	4.03%
Average expected life	3 years
Dividend yield	0%
Volatility	79.26%
Estimated fair value of total options granted	$23,085

The value of the warrants has been included in financing costs at September 30, 2005.

	Number of Warrants	Weighted Average Exercise Price

Outstanding - December 31, 2003	-	$-
Granted	2,500,000	0.0665
Forfeited/cancelled	-
Exercised	-

Outstanding - December 31, 2004	2,500,000	0.0665
Granted	20,500,000	0.0495
Forfeited/cancelled	(1,250,000)	(0.0610)
Exercised	-	-

Outstanding - June 30, 2005	21,750,000	$0.0508
Granted	1,000,000	0.0430
Forfeited/cancelled	-	-
Exercised	-	-

Outstanding - September 30, 2005	22,750,000	$0 .0500

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

Included in the above warrants, 1,000,000 warrants are exercisable once a contract is completed or one year after the issuance of the warrants.

All of the remaining warrants are exercisable and have a weighted average remaining contractual life of approximately 4 1/2 years.

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

During February  2004, BSI granted warrants to purchase 250,000 shares of common stock to a consulting firm. The warrants are exercisable at $0.12 per share for a period of five years, and were fully vested on May 31, 2004. The warrants have been valued at $20,148 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

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

NOTE 7- PURCHASE OF MAXX-NET SYSTEM

On August 2, 2005, the Company entered into an option to purchase, pursuant to a private sale, all right, title and interest in the Maxx-Net system from The New Sytron, Inc. The cost of the option, paid by BSI on August 2, 2005 was $12,000. The Company purchased the assets on August 25, 2005 for $650,000 payable $150,000 at closing along with a 6% promissory note in the amount of $500,000. The note is payable in 48 monthly installments of $11,743, and will be due September 1, 2009. In addition, the Company issued at closing 1,000,000 warrants for the purchase of BSI’s common stock. The warrants have a term of four years, and will have an exercise price equal to the trading price for BSI’s common stock as of the close of trading on the date BSI exercises the option.

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 8 - SUBSEQUENT EVENTS

On November 4, 2005, BSI issued a 12% secured convertible debenture in the amount of $350,000 to Cornell Capital Partners that is due November 4, 2008. The debenture is convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On November 8, 2005, the Company paid past due payroll tax liabilities totaling $13,202. This amount represents payroll liabilities due at September 30, 2005. As of November 14, 2005, the Company was delinquent on payroll liabilities of $27,073.

NOTE 8 - INTRINSIC VALUE ASSOCIATED WITH ISSUANCE OF DEBENTURES

On June 27, 2005, BSI was contacted by the Staff of the United States Securities and Exchange Commission (the “Commission”) during the course of a routine review of its periodic filings and made inquiries regarding certain of BSI’s accounting policies. As a result of this inquiry, management re-evaluated BSI’s accounting for certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows. Following the evaluation, BSI determined that the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows  for the fiscal year ended December 31, 2004 should be restated in the Form 10-KSB for the fiscal year ended December 31, 2004. The effect of these errors on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows was considered material.

This error arose as a result of BSI issuing secured convertible debentures to Cornell Capital Partners in October and December of 2004, where the debentures by their terms were immediately convertible into shares of BSI common stock at a conversion price per share that was less that the then-current market price of BSI’s common stock. Accordingly, BSI should have recorded Financing Costs over the life of each debenture because the debentures had intrinsic value (i.e., the conversion price per share was less than the market price per share of BSI’s stock at the time of conversion). Also, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture should have been included as a long-term liability, originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted, at which time, the relative fair value to the conversion will be transferred to equity. The conversion feature should be revalued each period until the convertible debt is converted, with the change in fair value from the date of issuance to the end of the period recorded as other income or expense for each period.

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

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

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

This error arose as a result of BSI issuing secured convertible debentures to Cornell Capital Partners in January of 2005, which debentures by their terms were immediately convertible into shares of BSI common stock at a conversion price per share that was less than the then-current market price of BSI’s common stock. Accordingly, BSI should have recorded Financing Costs because the debentures had intrinsic value (i.e., the conversion price per share was less than the market price per share of BSI’s stock at the time of conversion). Also, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture should have been included as a long-term liability, originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted, at which time, the related fair value to the conversion will be transferred to equity. The conversion feature should be revalued each period until the convertible debt is converted, with the change in fair value from the date of issuance to the end of the period recorded as other income or expense for each period.

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

BSI2000, INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements

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

Current Products. BSI has developed a number of closely related products that are designed specifically for the above described target markets:

SECURUS2000™ Entry/Exit Access Control System. This product is designed to provide site protection for high-value buildings, installations, and facilities. SECURUS2000 combines electronic identification cards with biometrics, sensors, database systems, extensive embedded software, and integrated devices to protect commercial, government, and military installations. It is an access control suite of products that incorporate all of the security command and control functions that the Company believes are necessary in today's high-risk environment. With a 50,000 card reader capacity and a guaranteed transaction time of under one second, it is, BSI believes, one of the most powerful access control systems employed anywhere. SECURUS2000 features include video badging, graphic alarm monitoring and control through an extensive GUI graphical command and control interface, panel-based biometric template storage, CCTV/DVR and audio integration. It also hosts other advanced and unique functions needed, the Company believes, to meet the security requirements of today's increasingly hostile threat environment. Up to 96 workstations can simultaneously monitor alarms and manage reactions within a complete worksite, which, if needed, can be distributed geographically across the globe. The functions of each workstation can easily be tailored to the specific needs of each facility. SECURUS2000 is scalable from a single PC to interconnected networks that span the world. Further security is provided by the option of biometric workstation logon. By using its PLC RLLP programming, SECURUS2000 provides, BSI believes, the operational flexibility to handle the most complex security command and control tasks. An integral component of the system is the MAXX-NET™ base entry/exit access control system recently purchased, in its entirety, by the Company from New Sytron, Inc. and CyberCountry Systems, LLC which was then enhanced by BSI to include biometrics, advanced cryptography, and other items. MAXX-NET has been sold by New Sytron/CyberCountry and their predecessors to a number of airports, prisons and detention centers, corporate facilities and others. For example, MAXX-NET has provided entry/exit access control protection, and continues today, at the Denver International Airport (“DIA”), which has the FAA's most secure “Category X” rating, where it provides distributed and centrally controlled and monitored security for more than 50 individual buildings over 53 square miles with approximately 2,000 controlled and monitored doors and access points. Some 45,000 ID/access electronic cards have been issued to flight crews, airline ground personnel, maintenance workers, vendors, and security personnel. Denver International Airport is the fifth busiest airport in the United States and the 10th busiest in the world. Other installations include Anchorage International Airport, the U.S. Air force Academy, Sterling Correctional Facility in Colorado, San Francisco Water Management, Riverside Justice Center, Rocky Mountain National Park, Missoula Detention Center in Montana, and others. BSI believes that the current installed base of MAXX-NET combined with the security enhancements made and underway by BSI including biometrics and advanced cryptography provides a competitive advantage for the Company for its “SECURUS2000 Powered by MAXX-NET™” product. A patent has been awarded to BSI that the Company believes will help protect certain aspects of SECURUS2000 in the marketplace.

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

CLEARID2000™ Electronic Fingerprint Scanning System. The Company built the CLEARID2000 specifically as a relatively inexpensive and portable, though advanced, electronic fingerprint scanning machine. It eliminates the manual inking procedures now commonly used and, BSI believes, dramatically increases the accuracy and reliability of print collection by providing immediate scan quality feedback to the operator. The system automatically electronically prints the standard FBI fingerprint FD258 “Blue” and FD249 “Red” hardcopy cards that are used across the country for background checks and scans by law enforcement agencies, school districts, numerous government agencies, contractors, and many others. The product was a direct fallout of the extensive research and development conducted in biometrics and other areas for advanced card entry/exit access control systems. In July 2005, BSI was notified that the Federal Bureau of Investigation (FBI) had tested the CLEARID2000-T configuration of the product and had certified it to be in compliance with the FBI's Integrated Automated Fingerprint Identification System (“IAFIS”) Image Quality Specifications (“IQS”). The Company began to ship CLEARID2000 units in late June 2005 and current customers include several police and sheriff's departments as well as a coroner's office.

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

CIVILITAS2000™ Government Identification System. The Civilitas (“Civilitas” is the Latin word for “citizen”) optical card is for government issue to record identification data and allows up to 16 separate government programs to be tracked and monitored on a single card, including border crossings, medical records, social pension eligibility and cash transfers, medical records, police records, etc. Each partition has its own encryption key. Border crossings also may be monitored and flagged, as an option, by advanced heuristic software techniques to automatically notice suspicious events for closer inspection by security personnel. The system was designed and built by BSI to meet, it believes, the expected requirements of the Italian National ID card project. In addition, the Company has proposed, and plans to continue to propose, the system to other countries. However, there can be no assurance that a market will exist for the product.

MICROBANKER2000™ Optical Bank Card. The Company has developed the MicroBanker2000 system to enable modern banking services to be easily implemented and deployed anywhere in the world. The system has no requirements for online telecommunications and is designed to operate in those parts of the world where it is difficult or impossible to authenticate and verify standard VISA™-style bankcards because telephone systems are expensive or nonexistent. Information that is written (and read) to (and from) the optical bank cards by the MicroBanker2000 terminals include a digital cardholder photograph, scanned fingerprints for biometric identification, name and address information, etc., current bank account balance, and a log/audit trail of all transactions generated and recorded on the card. In short, the MicroBanker2000 system provides, BSI believes, everything needed to conduct secure day-by-day financial transactions in those parts of the world where such capabilities do not exist but are needed. The first target market for MicroBanker2000 is in South Africa. The Company completed a technology demonstration for a very large social organization with several million members in the remote far north of the country. The original intent of BSI was to create an entity under the so-called “village bank” concept to enable the entity to issue and operate bankcards. However, the South African laws changed which requires the Company to form a partnership with an established bank in South Africa which is the approach that BSI is currently and actively taking. The Company filed a patent in South Africa to, it believes, help protect the Microbanker2000 system and the related concepts in that country. There can be no assurance that a market exists for the product.

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

Patents. BSI has applied to the United States Patent & Trademark Office for the following patents among others: (1) Medical record maintenance and analysis system, (2) Optical card security system, (3) Optical prescription card, (4) Cryptographic key management device, (5) Cryptographically secure transactions with optical cards, (6) Hardware random number generator, (7) Optical card fitness system, (8) Optical banking card, (8) Traveler screening system, (9) Authenticating optical card reader, (10) Cryptographically secure transactions with optical cards - international application, (11) Optical motor vehicle card, (12) Optical military card, (13) Optical card for updating software, (14) Systems and methods for reading optical card data, (15) Optical immunization card, (16) Embedded holograms on optical cards, (17) Facility security with optical cards, (18) Optical drive, (19) Authentication of optical cards, and others. To date, BSI has filed approximately 20 patent applications in the U.S. and one in South Africa (Optical banking card). One patent has been awarded to the Company - “Optical Card Based System for Individualized Tracking and Record Keeping” (USPTO #6,775,774) which was issued in August 2004.

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

MAXX - NET. On August 25, 2005, BSI2000, Inc. entered into an Assignment of Intellectual Property Rights and related Security Agreement with The New Sytron, Inc., a Colorado corporation (“NSI”), pursuant to which BSI purchased all right, title and interest in and to the access control system commonly known as “MAXX-NET” (the “MAXX-Net System”). As consideration for the purchase, BSI (a) paid $150,000 to NSI, (b) issued NSI a 6%, 48-month secured promissory note in the principal amount of $500,000, and (c) issued NSI a warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.05 per share.

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

Employees. As of September 30, 2005, BSI had 13 full-time and no part-time employees, of which three are involved in software programming and support, eight are involved in the marketing and deployment of product, and two are involved in BSI’s administrative and financial operations. None of BSI’s employees are represented by a labor union, and BSI has never experienced a work stoppage. BSI believe its relationship with its employees to be good. BSI’s ability to achieve its financial and operational objectives depends in large part upon BSI’s continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of BSI’s senior management and key sales and technical personnel. See the section of this Report entitled “Executive Compensation.” Competition for such qualified personnel in BSI’s industry and the geographical locations of BSI’s offices is intense, particularly in software development and technical personnel.

Research & Development. BSI expended $542,635 in 2004 for research and development (“R&D”) purposes as compared to $446,605 in 2003. For the nine months ended September 30, 2005, BSI expended $371,901 on R&D as compared to $377,366 for the comparable period in 2004. This decrease is attributable to consulting fees of $4,318. These costs were expensed as incurred and increased as a result of the needs identified relating to potential markets for BSI’s products in various parts of the world.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2004, 2003, 2002 and 2001 financial statements, which states that the financial statements raise substantial doubt as to BSI’s ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,875,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities. However, no assurances can be given that BSI will be successful in such activities. Should it not be, the accompanying financial statements will be materially affected and our ability to continue as a going concern could be severely hampered. BSI does not have cash reserves on November 14, 2005 that will sustain operations beyond November 30, 2005.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statement with its own. BSI is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment; however we did not have any variable interest entities as of September 30, 2005.

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

Results of Operations

Results of Operations for the Three Month Period Ended September 30, 2005 Compared To the Same Period Ended September 30, 2004

Revenue

We had revenues of $103,368 during the three months ended September 30, 2005 as compared to $1,594 for the comparable period in the prior year, an increase of $101,774 or 6,385%. Revenue for the three months ended September 30, 2005 represent product sales as well as distribution rights. 2004 revenues represent revenues from distribution rights sold during 2004, which are being recognized ratably over the four-year term of the underlying agreements.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2005 was $46,971 as compared to $0 for the same period in the prior year. This increase reflects the cost of products sold by the Company during the period.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 were $614,362 and represent an increase of $125,114 or a 26% increase in operating expenses of $489,248 for the comparative period ended September 30, 2004.

The largest component of operating expenses for the three month period ended September 30, 2005 and 2004 related to general and administrative expenses. For the period ended September 30, 2005, general and administrative expense were $421,260, an increase of $180,871 or nearly a 75% increase in general and administrative expenses of $240,389 for the comparative period ended September 30, 2004. This increase is attributable to an increase in temporary labor of $3,088 or 355%, an increase in accounting services in the amount of $45,598 or 175%, an increase of $67,058 or 453% for legal fees, an increase in shareholder relations costs of $8,340 or 40.5%, an increase in salary expenses of $33,211 or 72% and an increase of $23,936 in stock options and warrants or 100%. Legal fees increased as a result of defense costs associated with an ongoing lawsuit against BSI. The increase in shareholder relations costs relates to costs associated with the special shareholders meeting held on July 20, 2005.

BSI further had selling expenses for the three months ended September 30, 2005 of $115,987, as compared to $86,247 for the period ended September 30, 2004, which represents an increase of $29,740 or 34%. The increase in selling expenses is attributable to salary expense of $38,540 or 170%, a decrease in demonstration units of $7,470 or 100%, a decrease in consulting expenses of $2,250 or 20%, .The increase in selling costs is attributable to increased sales and marketing efforts at trade shows and through distribution of video and other literature on BSI.

BSI also had research and development expenses of $77,115 for the quarter ended September 30, 2005, as compared to $162,612 for the period ended September 30, 2004, a decrease of $85,497 or 53%. This increase is attributed to consulting fees of $56,220 or 100% and a decrease in salaries of $19,341 or 20%.

Other Expenses

BSI had net interest expenses of $165,394 for the quarter ended September 30, 2005, as compared to net interest expense, of $946, for the comparative period ended September 30, 2004, an increase of $164,448 or 17,384%. BSI also had financing costs of $54,989 for the three months period ended September 30, 2005, as compared to $46,444 for the comparable period in 2004, a decrease of $8,545 or 18%. The interest expense and financing costs are related to the secured convertible debentures placed with Cornell Capital Partners, as well as warrants issued to Cornell Capital Partners in conjunction with the issuance of the convertible debenture.

Net Loss

For the three months ended September 30, 2005, we incurred a net loss of $725,059 or $0.006 per share, which was an increased loss of $190,015, or 36%, or $0.001 per share from the net loss of $535,044 or $0.007 per share for the comparable period in the prior year.

Results of Operations for the Nine Month Period Ended September 30, 2005 Compared To the Same Period Ended September 30, 2004

Revenue

We had revenues of $149,138 during the nine months ended September 30, 2005 as compared to $4,323 for the comparable period in the prior year, an increase of $144,815 or 3,350%. Revenue for the nine months ended September 30, 2005 represent product sales as well as distribution rights. 2004 revenues represent revenues from distribution rights sold during 2004, which are being recognized ratably over the four-year term of the underlying agreements.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2005 was $79,134 as compared to $0 for the same period in the prior year. This increase reflects the cost of products sold by the Company during the period

Operating Expenses

Operating expenses for the nine months ended September 30, 2005 were $1,961,099 and represent an increase of $596,643 or a 44% increase in operating expenses of $1,364,366 for the comparative period ended September 30, 2004.

The largest component of operating expenses for the nine month periods ended September 30, 2005 and 2004 related to general and administrative expenses. For the period ended September 30, 2005, general and administrative expense were $1,217,395, an increase of $498,444 or nearly a 69% increase in general and administrative expenses of $718,951 for the comparative period ended September 30, 2004. This increase is attributable to a increase in temporary labor of $15,315 or 364%, a decrease in contracted services in the amount of $88,995 or 40%, an increase of $139,939 or 309% for legal fees, an increase in insurance costs of $46,636 or 5,612%, an increase in shareholder relations costs of $19,715 or 80%, an increase of $10,000 or 100% in costs associated with BSI’s South African venture, and an increase of $142,578 in salary expense or 70%, an increase in accounting expenses of $30,687 or 34% and an increase in stock option and warrant expense of $110,275 or 100%. This venture involves BSI banking technology as it applies to remote bank locations located in South Africa. BSI is negotiating with banks in South Africa to include BSI’s products in remote locations throughout South Africa. Temporary labor increased due to the addition of short term clerical staff. The increase in insurance is attributed to the addition of an officers and directors liability insurance policy. Legal fees increased as a result of defense costs associated with an ongoing lawsuit against BSI and with costs associated with negotiating a product purchase

BSI further had selling expenses for the nine months ended September 30, 2005 of $371,803, as compared to $267,749 for the period ended September 30, 2004, which represents an increase of $104,054 or 39%. The increase in selling expenses is attributable to salary expense of $90,364 or 131%, a decrease in travel and entertainment expenses of $24,505 or 21%, an increase in advertising and tradeshow expenses in the amount of $24,955 or 171%, and an increase in video production costs of $21,584 or 100%. The increase in selling costs is attributable to increased sales and marketing efforts at trade shows and through distribution of video and other literature on BSI.

BSI also had research and development expenses of $371,901 for the nine months ended September 30, 2005, as compared to $377,666 for the period ended September 30, 2004, a decrease of $5,765 or 2%. This decrease is attributable to salary expense of $4,318 or 2%. The cost decrease is attributable to the ongoing emphasis by the Company on its sales and marketing efforts.

Other Expenses

BSI had net interest expenses of $308,591 for the nine months ended September 30, 2005, as compared to net interest expense, of $24,769, for the comparative period ended September 30, 2004, an increase of $282,822 or 1,146%. BSI also had financing costs of $130,558 for the nine month period ended September 30, 2005, as compared to $146,929 for the comparable period in 2004, an increase of $16,371 or 11%. The interest expense and financing costs are related to the equity line of credit placed with Cornell Capital Partners, as well as warrants issued to Cornell Capital Partners in conjunction with the issuance of the secured convertible debenture.

Net Loss

For the nine months ended September 30, 2005, we incurred a net loss of $2,251,867, or $0.021 per share, which was an increased loss of $720,126 from the net loss of $1,531,741 or $0.023 per share for the comparable period in the prior year.

Liquidity and Capital Resources

As of September 30, 2005, we had cash of $74,468, current assets of $287,673, and current liabilities of $606,069. We do not have sufficient cash or other current assets to meet our current liabilities. We do not have sufficient cash to fund our operations beyond November 30, 2005.

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

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due October 7, 2007. On December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell Capital Partners that is due December 10, 2007. On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell Capital Partners that is due January 19, 2008. The debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date (October 7, 2007, December 10, 2007 and January 19, 2008, respectively) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. Cornell Capital Partners has the option to convert the debenture on the same day as issuance. As a result of this conversion feature, Cornell Capital Partners has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell Capital Partners upon conversion, which has resulted in a $125,000 intrinsic value for each of the convertible debentures issued during 2004 and a $62,500 intrinsic for the debenture that issued during January 2005. Accretion of this intrinsic value will be incurred over the term of the convertible debenture as a charge to interest expense. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a short-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2004, we recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. During the nine months ended September 30, 2005, we recorded other income of $16,088 related to the change in fair value from December 31, 2004 to September 30, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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

On August 2, 2005, BSI issued a 5% secured convertible debenture in the amount of $1,000,000 to Cornell Capital Partners that is due August 5, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debentures will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On November 3, 2005, BSI issued a 12% secured convertible debenture to Cornell Capital Partners in the principal amount of $1,000,000, of which $350,000 was funded on November 4, 2005, $400,000 will be funded on the fifth business day following an increase in the Company’s common stock, par value $0.001 per share, and $250,000 will be funded two business days prior to the date a registration statement is filed with the Commission. The debentures are secured by substantially all of the Company’s assets, have a three-year term and accrue interest at 12% per annum. Cornell Capital Partners is entitled, at its option, to convert, and sell all or any part of the principal amount of the debentures, plus accrued interest, into shares of the Company’s common stock at the price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg LP, on the date hereof or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the debentures.

BSI may redeem, with three business days advance written notice to Cornell Capital Partners, a portion or all amounts outstanding under the Convertible Debentures prior to the maturity date as follows: (i) if the closing bid price of the of BSI’s common stock, as reported by Bloomberg, LP, is less than the Fixed Price, as defined below, at the time of the redemption notice, BSI shall pay an amount equal to the principal amount outstanding and accrued interest being redeemed, plus a redemption premium of 20% of the amount redeemed. The Fixed Price is an amount equal to 120% of the closing bid price of the BSI’s common stock as listed on a principal market as quoted by Bloomberg LP on November 3, 2005. In the event the debentures are redeemed, then BSI will issue to Cornell Capital Partners a warrant to purchase 20,000,000 shares at an exercise price of $0.05 or as subsequently adjusted under the terms of the warrant.

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

Capital Resources

On July 5, 2005 BSI entered into a Securities Purchase Agreement with Cornell Capital Partners, dated as of June 17, 2005, pursuant to which BSI may sell to Cornell Capital Partners up to $1,250,000 of secured convertible debentures pursuant to the terms contained in the secured convertible debenture. Pursuant to the terms of the Securities Purchase Agreement, on June 17, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell Capital Partners that is due June 17, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On July 15, 2005, BSI issued a 5% secured convertible debenture in the principal amount of $125,000 to Cornell Capital Partners that is due July 15, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On August 2, 2005, BSI issued a 5% secured convertible debenture in the principal amount of $1,000,000 to Cornell Capital Partners that is due August 2, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On November 3, 2005, BSI entered into a Securities Purchase Agreement with Cornell Capital Partners, pursuant to which BSI issued a 12% secured convertible debenture to Cornell Capital Partners in the principal amount of $1,000,000. Of this principal amount, $350,000 was funded on November 4, 2005, $400,000 will be funded on the fifth business day following an increase in the Company’s common stock, par value $0.001 per share, and $250,000 will be funded two business days prior to the date a registration statement is filed with the Commission. The debentures are secured by substantially all of the Company’s assets, have a three-year term and accrue interest at 12% per annum. Cornell Capital Partners is entitled, at its option, to convert, and sell all or any part of the principal amount of the debentures, plus accrued interest, into shares of the Company’s common stock at the price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg LP, on the date hereof or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the debentures.

BSI may redeem, with three business days’ advance written notice to Cornell Capital Partners, a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date as follows: (i) if the closing bid price of the of BSI’s common stock, as reported by Bloomberg, LP, is less than the Fixed Price, as defined below, at the time of the redemption notice, BSI shall pay an amount equal to the principal amount outstanding and accrued interest being redeemed, plus a redemption premium of 20% of the amount redeemed. The Fixed Price is an amount equal to 120% of the closing bid price of the BSI’s common stock as listed on a principal market as quoted by Bloomberg LP on November 3, 2005. In the event the debentures are redeemed, then BSI will issue to Cornell Capital Partners a warrant to purchase 20,000,000 shares at an exercise price of $0.05 or as subsequently adjusted under the terms of the warrant.

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

BSI Has Historically Lost Money and Losses May Continue In The Future

 Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and 2003, we lost $2,151,384 and $1,568,978, respectively. For the nine months ended September 30, 2005, we had a net loss of $2,251,867. Our accumulated deficit was $9,683,540 at September 30, 2005. Future losses are likely to occur, as we are dependent on spending money to pay for the development and sale of our products. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems.

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

All of Our Assets Are Pledged to Secure Our Obligations to Cornell Capital Partners, LP

Pursuant to the terms contained in that certain Security Agreement dated November 3, 2005, by and between BSI and Cornell Capital Partners, all of our obligations under the Securities Purchase Agreement, the Secured Convertible Debenture, the Investor Registration Rights Agreement, and the Irrevocable Transfer Agent Instructions are secured by all of our assets as of such date or thereafter acquired by us. Further, pursuant to the terms underlying other convertible debentures issued to Cornell Capital Partners, all of our non-cash assets are pledged to secure our obligations under said debentures. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.

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

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Our common stock is currently traded on the Over-the-Counter Bulletin Board. To date, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately May 1, 2005 through September 30, 2005 was approximately 1,140,307 shares. The high and low trading price of our common stock during the first nine months of 2005 was approximately $0.077 and $0.02, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

The complex and judgmental accounting issues involve recognition of the intrinsic value associated with the issuance of convertible debentures at a discount (the “Intrinsic Value Issue”) to Cornell Capital Partner, and the liability that was determined to exist with the convertible feature of the convertible notes issued to Cornell Capital Partners (the “Derivative Liability Issue”). Accounting for these complex and judgmental accounting issues was not handled properly at December 31, 2004 nor at March  31, 2005. With regard to the Intrinsic Value Issue, the Company first discovered this issue upon its receipt of the June 27, 2005 comment letter from the SEC. With regard to the Derivative Liability Issue, the Company was informed of this issue by Ehrhardt Keefe Steiner & Hottman PC subsequent to the Company’s receipt of the SEC’s June 27 comment letter.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 19, 2004, Excell HDI (“Excell”) brought a lawsuit against BSI in the District Court of Jefferson County, Colorado, alleging breach of contract and fraudulent inducement of contract in connection with a Marketing Services Agreement (the “MSA”) between the parties where Excell acted as a consultant to BSI. The suit sought damages of $78,750 and exemplary damages of another $78,750. After being advised by counsel of the expected cost to defend against the suit, BSI settled the lawsuit during June 2005 by agreeing to pay to Excell $28,000 over a three month period. Included in the settlement are mutual releases from both parties. At September 30, 2005, the settlement amount has been paid.

The Company has been notified of a potential claim that related to its purchase of the Maxx Net assets from The New Sytron, Inc. The claim involves copyright issues that relate to software that is used in the Maxx Net system. The Company believes that this claim does not have merit, and will defend its position in this matter vigorously. The Company believes that this claim will not have a significant financial impact.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this Report, BSI issued the following unregistered securities:

On November 3, 2005, BSI issued a 12% secured convertible debenture to Cornell Capital Partners in the principal amount of $1,000,000. Of this principal amount, $350,000 was funded on November 4, 2005, $400,000 will be funded on the fifth business day following an increase in the Company’s common stock, par value $0.001 per share, and $250,000 will be funded two business days prior to the date a registration statement is filed with the Commission. The debentures are secured by substantially all of BSI’s assets, have a three-year term and accrue interest at 12% per annum. Cornell Capital Partners is entitled, at its option, to convert, and sell all or any part of the principal amount of the debentures, plus accrued interest, into shares of BSI’s common stock at the price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg LP, on the date hereof or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the debentures.

BSI may redeem, with three business days advance written notice to Cornell Capital Partners, a portion or all amounts outstanding under the debentures prior to the maturity date as follows: (i) if the closing bid price of the of BSI’s common stock, as reported by Bloomberg, LP, is less than the Fixed Price, as defined below, at the time of the redemption notice, BSI shall pay an amount equal to the principal amount outstanding and accrued interest being redeemed, plus a redemption premium of 20% of the amount redeemed. The Fixed Price is an amount equal to 120% of the closing bid price of the BSI’s common stock as listed on a principal market as quoted by Bloomberg LP on November 3, 2005. In the event the debentures are redeemed, then BSI will issue to Cornell a warrant to purchase 20,000,000 shares at an exercise price of $0.05 or as subsequently adjusted under the terms of the warrant.

On August 2, 2005, BSI issued a 5% secured convertible debenture in the amount of $1,000,000 to Cornell Capital Partners that is due August 2, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price shall be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell Capital Partners may continue to convert the remaining outstanding debenture. In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell Capital Partners shall receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 20, 2005 BSI held a special meeting of its stockholders to present an Amendment to its Certificate of Incorporation to increase the authorized shares of BSI’s common stock, par value $0.001 per share, from 200,000,000 shares to 400,000,000 shares. A quorum was present at the special meeting and the Amendment to the Certificate of Incorporation was adopted having received 84,171,993 votes in favor, 6,628,149 against and 1,209,072 abstentions.

ITEM 5. OTHER INFORMATION.

None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit No.	Description	Location
3.1	Certificate of Amendment of Certificate of Incorporation re: increase in authorized shares	Incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed on July 22, 2005
10.1	Assignment of Intellectual Property Rights, dated effective August 25, 2005, by and between BSI2000, Inc. and The New Sytron, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 16, 2005
10.2	Security Agreement, dated effective August 25, 2005, by and between BSI2000, Inc. and The New Sytron, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 16, 2005
10.3	Promissory Note issued by BSI2000, Inc. to The New Sytron, Inc., dated effective August 25, 2005	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on September 16, 2005
10.4	Warrant issued by BSI2000, Inc. to The New Sytron, Inc., dated effective August 25, 2005	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on September 16, 2005
10.5	Form of Three-Party Escrow Service Agreement, by and among BSI2000, Inc., The New Sytron, Inc., and Iron Mountain Intellectual Property Management, Inc.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on September 16, 2005
10.6	Securities Purchase Agreement dated as of November 3, 2005 between BSI2000, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.1 to Form SB-2 filed on September 7, 2005
10.7	Investor Registration Rights Agreement dated as of November 3, 2005 between a BSI2000, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.2 to Form SB-2 filed on September 7, 2005
10.8	Secured Convertible Debenture dated as of November 3, 2005, issued to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.3 to Form SB-2 filed on September 7, 2005
10.9	Second Amended and Restated Security Agreement dated as of November 3, 2005 between BSI2000, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.4 to Form SB-2 filed on September 7, 2005
10.10	Warrant dated as of November 3, 2005 issued to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.5 to Form SB-2 filed on September 7, 2005
10.11	Escrow Agreement dated November 3, 2005 among BSI2000, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by reference to Exhibit 99.6 to Form SB-2 filed on September 7, 2005
10.12	Irrevocable Transfer Agent Instructions dated as of November 3, 2005 between BSI2000, Inc. and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 99.7 to Form SB-2 filed on September 7, 2005
31.1	Officer’s Certificate Pursuant To Section 302	Provided herewith.
31.2	Officer’s Certificate Pursuant To Section 302	Provided herewith.

Exhibit No.	Description	Location
32.1	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	Provided herewith

(b) Reports on Form 8-K:

The Registrant filed the following reports on Form 8-K during the period covered by this Report:

On July 8, 2005, BSI filed a Current Report on Form 8-K disclosing the entry into a Securities Purchase Agreement, dated as of November 3, 2005, with Cornell Capital Partners, pursuant to which BSI issued to Cornell Capital Partners 5% secured convertible debentures in the amount of $1,000,000.

On July 25, 2005, BSI filed a Current Report on Form 8-K disclosing the adoption of an Amendment to its Certificate of Incorporation (the “Amendment”) to increase in the authorized shares of BSI’s common stock, par value $0.001 per share, from 200,000,000 shares to 400,000,000 shares. The Amendment to increase BSI’s authorized shares of common stock to 400,000,000 was approved by BSI’s stockholders at a Special Meeting held on July 20, 2005.

On August 11, 2005, BSI filed a Current Report on Form 8-K disclosing the filing on August 8, 2005 of an amendment to its Form 10-KSB for the fiscal year ended December 31, 2004 and an amendment to its Form 10-QSB for the quarter ended March 31, 2005. The amended Form 10-KSB and 10-QSB were filed to restate of certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows to correctly reflect for the intrinsic value of secured convertible debentures.

On August 15, 2005, BSI filed a Current Report on Form 8-K disclosing the entry into a Termination Agreement with Cornell Capital Partners, dated August 11, 2005, whereby that certain Equity Line of Credit Agreement, dated October 31, 2003, and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

On September 2, 2005, BSI filed a Current Report on Form 8-K disclosing the filing on September 2, 2005 of an amendment to its Form 10-KSB for the fiscal year ended December 31, 2004, originally filed on April 15, 2005, and subsequently amended on August 8, 2005, and an amendment to its Form 10-QSB for the quarter ended March 31, 2005, originally filed on May 13, 2005, and subsequently amended on August 8, 2005. The amended Form 10-KSB and 10-QSB were filed to restate of certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows to correctly reflect for the intrinsic value of secured convertible debentures.

On September 16, 2005, BSI filed a Current Report on Form 8-K disclosing the entry into an Assignment of Intellectual Property Rights and related Security Agreement, both effective as of August 25, 2005, with The New Sytron, Inc., a Colorado corporation, pursuant to which BSI purchased all right, title and interest in and to the access control system commonly known as “MAXX-NET.”

On November 7, 2005, BSI filed a Current Report on Form 8-K disclosing the entry into a Securities Purchase Agreement, dated as of November 3, 2005, with Cornell Capital Partners, pursuant to which BSI issued to Cornell Capital Partners 12% secured convertible debentures in the amount of $1,000,000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2005	By:	/s/ Jack Harper
Jack Harper President, Principal Executive Officer, and Principal Financial Officer