Form 10KSB
period 2005-12-31
BSI2000 INC
filed 2006-04-28
CIK 1099780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
________________________

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: for the fiscal year ended December 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ____________

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

Issuer’s revenues for the fiscal year ended December 31, 2005 were: $226,887

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was: $5,151,187 on April 24 , 2006.

There were 128,779,677 shares of the Issuer’s common stock outstanding on April 24, 2006.

Transitional Small Business Disclosure Format (Check one): No

Documents incorporated by reference: None

BSI2000, INC.
FISCAL YEAR 2005 FORM 10-KSB ANNUAL REPORT

Exhibit 31.1 Section 302 Certification by Principal Executive Officer
Exhibit 31.2 Section 302 Certification by Principal Accounting Officer
Exhibit 32.1  Section 906 Certification by Principal Executive Officer
Exhibit 32.2  Section 906 Certification by Chief Accounting Officer

PART I

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

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

In closing the reverse merger transaction, KFI issued 45,122,570 shares of its common stock for all of the outstanding shares of common stock of BSI2000. Immediately following the closing, KFI changed its name to BSI2000, Inc. and BSI2000., a wholly-owned subsidiary of KFI as a result of the merger, changed its name to BSI Operating, Inc.

As a result of the foregoing transactions, KFI divested itself of its business and acquired the business of BSI2000 For financial reporting purposes, the foregoing transactions have been accounted for as a recapitalization of BSI2000. Accordingly the net increase in the BSI2000 outstanding shares of 41,363,488 shares (from 8,786,900 to 50,150,388 shares of common stock) has been reflected in the financial statements as shares issued in the recapitalization of BSI2000, Inc.

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

BSI2000, Inc. (“BSI” or the “Company”) designs, builds, and sells high-end security related products for the homeland defense, entry/exit access control, and identification markets. The Company has developed and is beginning to sell patented and patent-pending systems for identifying, authenticating, and tracking people and their activities by combining biometrics, electronic identification (“ID”) cards of various types, sensors, extensive embedded software, and advanced cryptography.

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

The Company identified three specific target submarkets within the overall security market and then built proprietary products that it believes are specific to those vertical markets. The first market is advanced entry/exit access control to protect valuable physical infrastructure such as corporate headquarters buildings, financial and information technology (“IT”) facilities, government sites such as nuclear and hydroelectric plants, water treatment works, petrochemical and chemical plants, national laboratories, and the like. The second target market is highly secure identification cards for national IDs and other purposes and the third target market is advanced but inexpensive portable fingerprint scanning systems and devices for use by police, sheriffs, first responders, and coroners.

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

In 2003, the U.S. Immigration and Naturalization Service (“INS”), now part of the United States Department of Homeland Security (“DHS”), awarded a small development contract to BSI to build a pilot test Green Card authentication and verification system. Six of the resulting BSI SIGABA2000™ units were delivered to INS for approximately $25,000. As part of that contract, the Company and its senior management and technical staff were granted certain security clearances that enabled BSI to complete classified work for the U.S. Federal Government. In addition, as part of that project, the Company designed and built the Crypto2000™™ encryption, key management, and hardware random number generator hardware/software module which enables cryptographically secure transactions with optical cards that BSI believes is a capability unique to the Company. Key components of the Crypto2000™ unit have been certified under certain conditions by the National Institute of Standards and Technology (“NIST”) to the FIPS 140-1 (1, 2, 3) level which is a recognized advanced standard of encryption and, especially, hacker resistance. The Company has a project underway to gain the even stronger FIPS 140-2 (1, 2, 3, (physical) 4) certification from NIST for the entire Crypto2000™ system. The independent laboratory work for that effort is being completed by IBM/Canada (Domus) for submission to NIST. In addition, BSI is in the process of enhancing the Crypto2000™ module to provide similar protection for magnetic stripe, radio frequency identification (“RFID”), and contact/contactless smart cards based systems. The Company believes that Crypto2000™ with its associated patent applications provide a competitive advantage for BSI over other companies in the target markets.

Current Products. BSI has developed a number of closely related products that are designed specifically for the above described target markets:

MAXXNET2000™ Entry/Exit Access Control System. This product is designed to provide site protection for high-value buildings, installations, and facilities. MAXXNET2000™ combines electronic identification cards with biometrics, sensors, database systems, extensive embedded software, and integrated devices to protect commercial, government, and military installations. It is an access control suite of products that incorporate all of the security command and control functions that the Company believes are necessary in today's high-risk environment. With a 50,000 card reader capacity and a guaranteed transaction time of under one second, it is, BSI believes, one of the most powerful access control systems employed anywhere. MAXXNET2000™ features include video badging, graphic alarm monitoring and control through an extensive graphical user interface (“GUI”) command and control interface, panel-based biometric template storage, closed circuit television (“CCTV”) and digital video recording (“DVR”) and audio integration. It also hosts other advanced and unique functions needed, the Company believes, to meet the security requirements of today's increasingly hostile threat environment. Up to 96 workstations can simultaneously monitor alarms and manage reactions within a complete worksite, which, if needed, can be distributed geographically across the globe. The functions of each workstation can be easily tailored to the specific needs of each facility. SECURUS2000™ is scalable from a single personal computer (“PC”) to interconnected networks that span the world. Further security is provided by the option of biometric workstation logon. By using its PLC RLLP programming, SECURUS2000™ provides, BSI believes, the operational flexibility to handle the most complex security command and control tasks. A core component of the system is the MAXX-NET™ base entry/exit access control system recently purchased, in its entirety, by the Company from New Sytron, Inc. and CyberCountry Systems, LLC which was then enhanced by BSI to include biometrics, advanced cryptography, and other items. MAXX-NET™ has been sold by New Sytron/CyberCountry and their predecessors to a number of airports, prisons and detention centers, corporate facilities and others. For example, MAXX-NET™ has provided entry/exit access control protection, and continues today, at the Denver International Airport (“DIA”), which has the most secure “Category X” rating by the Federal Aviation Administration (“FAA”), where it provides distributed and centrally controlled and monitored security for more than 50 individual buildings over 53 square miles with approximately 2,000 controlled and monitored doors and access points. Some 45,000 ID/access electronic cards have been issued to flight crews, airline ground personnel, maintenance workers, vendors, and security personnel. Denver International Airport is the fifth busiest airport in the United States and the 10th busiest in the world. Other installations include Anchorage International Airport, the U.S. Air force Academy, Sterling Correctional Facility in Colorado, San Francisco Water Management, Riverside Justice Center, Rocky Mountain National Park, Missoula Detention Center in Montana, and others. BSI believes that the current installed base of MAXX-NET™ combined with the security enhancements made and underway by BSI including biometrics and advanced cryptography provides a competitive advantage for the Company for its “MAXXNET2000™ product. A patent has been awarded to BSI that the Company believes will help protect certain aspects of MAXXNET2000™ in the marketplace.

AQUA2000™ Water Treatment Facility Monitoring, Intrusion Detection, and Access Control System. Since the terror attacks of September 2001, DHS and other national agencies have issued guidance and directives that advise water treatment delivery systems to increase their vigilance to protect their infrastructure from physical attack or sabotage and, especially, to protect against possible chemical, biological, and radiological contamination. BSI developed the AQUA2000™ integrated system to enable treatment and delivery plants to counter such threats. The system combines the MAXXNET2000™ entry/exit access control system with additional capabilities and technologies that are specific to water treatment and was designed and developed in conjunction with leading water treatment engineers and specialists to provide a turnkey package able to monitor, identify, and assess potential and actual threats to the nation's water supply and delivery infrastructure. In April 2005, the Company sold its first AQUA2000™ system to the J. G. Beacham Water Treatment Plant in Athens, Georgia for approximately $250,000. In August 2005, BSI received a follow on order from the J. G. Beacham Plant for certain advanced real-time video monitoring capabilities. The Company has applied for several patents that, if awarded, BSI believes will help protect the product in the marketplace.

CLEARID2000™™ Electronic Fingerprint Scanning System. The Company built the CLEARID2000™ specifically as a relatively inexpensive and portable, though advanced, electronic fingerprint scanning machine. It eliminates the manual inking procedures now commonly used and, BSI believes, dramatically increases the accuracy and reliability of print collection by providing immediate scan quality feedback to the operator. The system automatically electronically prints the standard Federal Bureau of Investigations (“FBI”) fingerprint FD258 “Blue” and FD249 “Red” hardcopy cards that are used across the country for background checks and scans by law enforcement agencies, school districts, numerous government agencies, contractors, and many others. The product was a direct fallout of the extensive research and development conducted in biometrics and other areas for advanced card entry/exit access control systems. In July 2005, BSI was notified that the FBI had tested the CLEARID2000™-T configuration of the product and had certified it to be in compliance with the FBI's Integrated Automated Fingerprint Identification System (“IAFIS”) Image Quality Specifications (“IQS”). The Company began to ship CLEARID2000™ units in late June 2005 and current customers include several police and sheriff's departments as well as a coroner's office.

VERUS2000™ Green Card Authentication Device. BSI developed the VERUS2000™ system as a result of work performed for the INS, now DHS, under contract, in 2003. The system is designed, the Company believes, to inexpensively and reliably solve the problem of fake and counterfeit Green Cards carried by resident aliens that are used as primary identification by employees. BSI believes that such fraudulent Green Cards are in use across the country in high volume and represent a significant security hole for the defense of this country. VERUS2000™ has been tested by a major airport in the United States; by a state driver's license issuance bureau; and by a major European airline in a large European airport. BSI believes that passage of the REALID Act of 2005 by Congress that was signed by President Bush may open a market for the product as states begin to comply with the Act's requirements to authenticate Green Cards before issuing state driver's licenses where a Green Card is presented as primary photo ID by license applicants. The Company has applied for a patent that, if awarded, BSI believes will help protect the product in the marketplace. However, there can be no assurance that such a market will exist.

CIVILITAS2000™ Government Identification System. The Civilitas (the Latin word for “citizen”) optical card is for government issue to record identification data and allows up to 16 separate government programs to be tracked and monitored on a single card, including border crossings, medical records, social pension eligibility and cash transfers, medical records, police records, etc. Each partition can have its own encryption key. Border crossings also may be monitored and flagged, as an option, by advanced heuristic software techniques to automatically notice suspicious events for closer inspection by security personnel. The system was designed and built by BSI to meet the expected requirements of the Italian National ID card project. In addition, the Company has proposed, and plans to continue to propose, the system to other countries. However, there can be no assurance that a market will exist for the product.

MICROBANKER2000™ Optical Bank Card. The Company has developed the MICROBANKER2000™ system to enable modern banking services to be easily implemented and deployed anywhere in the world. The system has no requirements for online telecommunications and is designed to operate in those parts of the world where it is difficult or impossible to authenticate and verify standard VISA™-style bankcards because telephone systems are expensive or nonexistent. Information that is written (and read) to (and from) the optical bank cards by the MICROBANKER2000™ terminals include a digital cardholder photograph, scanned fingerprints for biometric identification, name and address information, etc., current bank account balance, and a log/audit trail of all transactions generated and recorded on the card. In short, the MICROBANKER2000™ system provides, BSI believes, everything needed to conduct secure day-by-day financial transactions in those parts of the world where such capabilities do not exist but are needed. The first target market for MICROBANKER2000™ is in South Africa. The Company completed a technology demonstration for a very large social organization with several million members in the remote far north of the country. The original intent of BSI was to create an entity under the so-called “village bank” concept to enable the entity to issue and operate bankcards. However, the South African laws changed which requires the Company to form a partnership with an established bank in South Africa which is the approach that BSI is currently and actively taking. The Company filed a patent in South Africa to, it believes, help protect the MICROBANKER2000™ system and the related concepts in that country. There can be no assurance that a market exists for the product.

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

BSI continues to develop (and apply for patent protection covering) software in the area of strong encryption techniques and high-performance data management methods for card systems. BSI has 19 patent applications pending and has been awarded one patent. These methods are required for secure and efficient card systems to be safely used in the field. Other patent applications cover the use of the technology.

The hardware for most applications is fairly straightforward and consists of a metal or plastic shell, internal bracketry, power supply and switching, control button and status light emitting diodes (LEDs”), color liquid crystal display (“LCD) screen, single board process control computer, integrated optical card device, sound transducer, thermal printer, and others. However, hardware for the MAXXNET2000 entry exit access control system includes a number of custom hardware PC boards.

Devices integrated into BSI systems include fingerprint scanners, signature verification pads, and external door lock controls.

Patents. BSI has applied to the United States Patent & Trademark Office (the “USPTO”) for the following patents among others: (1) medical record maintenance and analysis system, (2) optical card security system, (3) optical prescription card, (4) cryptographic key management device, (5) cryptographically secure transactions with optical cards, (6) hardware random number generator, (7) optical card fitness system, (8) optical banking card, (8) traveler screening system, (9) authenticating optical card reader, (10) cryptographically secure transactions with optical cards - international application, (11) optical motor vehicle card, (12) optical military card, (13) optical card for updating software, (14) systems and methods for reading optical card data, (15) optical immunization card, (16) embedded holograms on optical cards, (17) facility security with optical cards, (18) optical drive, and (19) authentication of optical cards, and others. To date, BSI has filed 19 patent applications in the U.S. and one in South Africa (Optical banking card). One patent has been awarded to the Company - “Optical Card Based System for Individualized Tracking and Record Keeping” (USPTO #6,775,774) which was issued in August 2004.

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

2. Setup sales channels on an individual basis for each product. For example, with AQUA2000™ , build relationships with the consulting engineering companies that work with water treatment plants to design their security upgrades. For CIVILITAS2000™, create teaming agreements with larger companies that have, or are expected to have, contracts in place for national ID card systems for national governments. For CLEARID2000™, put into place agreements with regional and national distributors of security equipment and strive to have the equipment listed in the standard Department of Homeland Security (“DHS”) approved equipment lists. For SECURUS2000™, create relationships with regional and national security systems distributors but also work with qualified engineering consulting firms that have contracts or are expected to have contracts to design security systems and upgrades for airports. For VERUS2000™, approach the DHS directly.

3. Market the products of the Company as aggressively as practical and affordable by the methods above and by targeted direct mailings of short marketing video digital video disk (“DVDs”) and other material. In addition, work with media outlets to bring BSI and its products to the attention of the customer and potential customer base.

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

BSI has the right to terminate the agreement with LCS if sales into Italy are less than target levels. BSI has developed the Civilitas 2000 national identification card system, which is expected to be used in the LCS portion of the encryption and data programming of cards for the Italian government system. BSI retains all rights to this technology, and intends to market similar systems to other governments.

LaserCard Systems. On April 28, 2000, BSI signed a one year agreement with LaserCard Systems, which was renewed on June 3, 2004 for a one-year term. Pursuant to the agreement, LaserCard Systems Corporation had the right to sell its products to other resellers and end-users. During the term of the contract, BSI bought a limited amount of products from LaserCard Systems Corporation. The agreement has been renewed and remains valid until September 5, 2006.

Other Agreements. BSI also has in place a number of teaming, distribution, and other agreements, most of which have been recently formed.

MAXX-NET™. On August 25, 2005, BSI2000, Inc. entered into an Assignment of Intellectual Property Rights and related Security Agreement with The New Sytron, Inc., a Colorado corporation (“NSI”), pursuant to which BSI purchased all right, title and interest in and to the access control system commonly known as “MAXX-NET™ ” (the “MAXX-NET™ System”). As consideration for the purchase, BSI (a) paid $150,000 to NSI, (b) issued NSI a 6%, 48-month secured promissory note in the principal amount of $500,000, and (c) issued NSI a warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.05 per share. BSI markets, sells and supports the MAXXNET system under the name MAXXNET2000.

Competition. The Company believes that its primary competition comes from vendors with similar products but that have significantly less security. For example, there are numerous entry/exit access control systems on the market, but BSI knows of no other system similar to MAXXNET2000™ available that incorporates highly secure cards, effective and certified encryption, and with the large installed base, and credibility, of MAXXNET2000™ . For the fingerprinting market, while there are numerous competitors to the products available from the Company, BSI is not aware of any competing system with the portability and relative low cost of the CLEARID2000™ machine. In addition, the Company believes that the CRYPTO2000™ encryption module is unique and that no competing system exists anywhere for optical cards. However, it should be noted that many of the competitors of BSI are significantly larger with far more resources than the Company. There can be no assurance that BSI will be able to compete in the marketplace.

BSI is aware of only one other competitor, Zerco Systems, Inc., a small company, that markets embedded optical card systems of any form. BSI believes it can compete effectively against Zerco as Zerco appears to have only one embedded product and has, the Company believes, very limited sales to date.

Manufacturing, Support and Facilities. BSI out sources hardware manufacturing to one or more contract assembly houses on a turnkey basis. The manufacturer will manage all parts purchasing, inventory control, quality control, fabrication and assembly, testing, as well as burn-in operations as volumes of shipped equipment and systems increase.

Fully tested and finished hardware products will be shipped to the Company's office in Lakewood, Colorado where the proprietary control and security software will be loaded and encryption keys installed. After complete checkout, the finished software and hardware units will be packaged, inventoried, and shipped to the end-user.

The Company believes that the primary advantages to this approach include the ability to control inventory on an agile 30-day (or less) schedule, the ability to benefit from the parts purchasing power of a large assembler, and the elimination of direct purchasing and components overhead.

Except for the optical card reader drives and heads that BSI buys from LSI, all purchased electronic components for the products are standard and commercially available from multiple sources. A typical BSI machine has several hundred inventoried components and subassemblies including a number of custom machined pieces.

With the present lower volumes, all systems, other than MAXXNET electronic PC boards are assembled and tested in-house and then shipped to the customer.

Employees. As of December 31, 2005, BSI had 10 full-time and no part-time employees, of which three are involved in software programming and support, five are involved in the marketing and deployment of product, and two are involved in BSI’s administrative and financial operations. None of BSI’s employees are represented by a labor union, and BSI has never experienced a work stoppage. BSI believes that its relationship with its employees are good. BSI’s ability to achieve its financial and operational objectives depends in large part upon BSI’s continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of BSI’s senior management and key sales and technical personnel. See the section of this Report entitled “Executive Compensation.” Competition for such qualified personnel in BSI’s industry and the geographical locations of BSI’s offices is intense, particularly in software development and technical personnel.

Research & Development. BSI expended $462,304 in 2005 for research and development (“R&D”) purposes as compared to $542,635 in 2004. This decrease is attributable to consulting fees of $50,145 and salaries of $23,018. These costs were expensed as incurred and decreased as a result of the needs identified relating to potential markets for BSI’s products in various parts of the world.

ITEM 2. DESCRIPTION OF PROPERTY

BSI leases 2,800 square feet of space at 12600 West Colfax Avenue, B410, Lakewood, Colorado. The lease, which expires on February 1, 2007, provides for rental payments of $4,349.04 per month plus payment of BSI’s share of building operating expenses, such as real estate taxes, insurance and utilities. BSI also leases an additional 2,367 square feet of space at 12600 West Colfax Avenue, A-260, Lakewood, Colorado. The lease, which expires on September 1, 2009, provides for rental payments of $3,156 per month plus payment of BSI’s share of building operating expenses, such as real estate taxes, insurance and utilities. The offices house sales and marketing, software and hardware research and development as well as manufacturing control, limited inventory and other administrative tasks.

ITEM 3. LEGAL PROCEEDINGS

BSI is not a party to any pending legal proceedings outside the ordinary course of its business other than as set forth below.

On November 19, 2004, Excell HDI (“Excell”) brought a lawsuit against BSI in the District Court of Jefferson County, Colorado, alleging breach of contract and fraudulent inducement of contract in connection with a Marketing Services Agreement (the “MSA”) between the parties where Excell acted as a consultant to BSI. The suit sought damages of $78,750 and exemplary damages of another $78,750. After being advised by counsel of the expected cost to defend against the suit, BSI settled the lawsuit during June 2005 by agreeing to pay to Excell $28,000 over a three month period. Included in the settlement are mutual releases from both parties. As of September 30, 2005, the settlement amount was paid in full.

During October 2005, the Company was notified of a potential claim that relates to its purchase of the MAXX-NET™ assets from NSI. The claim involves copyright issues that relate to third party software that is used in certain MAXX-NET™ installations. The Company believes that this claim does not have merit, and will defend its position in this matter vigorously. The Company believes that this claim will not have a significant financial impact and therefore has made no allowance nor established any reserve for this claim in the financial statements appearing elsewhere in this Report.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On July 20, 2005, BSI held a special meeting of its stockholders to present an Amendment to its Certificate of Incorporation to increase the authorized shares of BSI’s common stock, par value $0.001 per share, from 200,000,000 shares to 400,000,000 shares. A quorum was present at the special meeting and the Amendment to the Certificate of Incorporation was adopted having received 84,171,993 votes in favor, 6,628,149 against and 1,209,072 abstentions.

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

	Bid Prices
	High	Low
2004
First Quarter	0.1700	0.0830
Second Quarter	0.134	0.036
Third Quarter	0.105	0.051
Fourth Quarter	0.068	0.0515
2005
First Quarter	0.058	0.028
Second Quarter	0.049	0.020
Third Quarter	0.077	0.033
Fourth Quarter	0.053	0.026
2006
January 2 through March 17	0.037	0.025

BSI is authorized to issue 400,000,000 shares of common stock, $ 0.001 par value per share. As of March 11, 2006, there were 126,629,677 shares of common stock issued and outstanding. As of March 11, 2006, BSI had approximately 350 shareholders of record for its common stock.

BSI is authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share, none of which is outstanding. The preferred stock is undesignated and may not be designated or issued by the Company’s Board of Directors (the “Board”) absent prior stockholder approval.

Dividends

BSI has not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board and will depend upon, among other factors, on BSI’s operations, its capital requirements, and its overall financial condition.

Recent Sales of Unregistered Securities

During the last three years, BSI sold the following unregistered securities:

On February 10, 2006, BSI issued a 12% secured convertible debenture to Cornell Capital Partners, LP (“Cornell”) in the principal amount of $1,000,000 . This debenture superseded the debenture that was issued on November 2, 2005 as described in the next paragraph. Of this principal amount, $350,000 was funded on November 4, 2005, $300,000 was funded on February 10, 2006, $100,000 will be funded on the fifth business day following an increase in the Company’s common stock, par value $0.001 per share, and $250,000 was to be funded two business days prior to the date a registration statement was to be filed with the United States Securities and Exchange Commission (the “SEC” or the “Commission”) to register the shares underlying the debenture. The debentures were secured by substantially all of BSI’s assets, had a three-year term and accrued interest at 12% per annum. Cornell was entitled, at its option, to convert, and sell all or any part of the principal amount of the debentures, plus accrued interest, into shares of BSI’s common stock at the price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg LP, on November 3, 2005 or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the debentures. BSI could redeem, with three business days advance written notice to Cornell, a portion or all amounts outstanding under the debentures prior to the maturity date as follows: (i) if the closing bid price of the of BSI’s common stock, as reported by Bloomberg, LP, was less than the fixed price, as defined below, at the time of the redemption notice, BSI was to pay an amount equal to the principal amount outstanding and accrued interest being redeemed, plus a redemption premium of 20% of the amount redeemed. The “Fixed Price” was an amount equal to 120% of the closing bid price of the BSI’s common stock as listed on a principal market as quoted by Bloomberg LP on November 3, 2005. BSI also issued to Cornell five year warrants for 1,250,000 shares at $0.04 per share, 5,000,000 shares at $0.02 per share 15,000,000 shares at an exercise price of $0.01 or as subsequently adjusted under the terms of the warrant.

On November 2, 2005, BSI issued a 12% secured convertible debenture to Cornell in the principal amount of $1,000,000. Of this principal amount, $350,000 was funded on November 4, 2005, $400,000 was to be funded on the fifth business day following an increase in the Company’s common stock, par value $0.001 per share, and $250,000 was to be funded two business days prior to the date a registration statement was to be filed with the Commission to register the shares underlying the debenture. The debentures were secured by substantially all of BSI’s assets, had a three-year term and accrued interest at 12% per annum. Cornell was entitled, at its option, to convert, and sell all or any part of the principal amount of the debentures, plus accrued interest, into shares of BSI’s common stock at the price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg LP, on November 3, 2005 or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the debentures. BSI could redeem, with three business days advance written notice to Cornell, a portion or all amounts outstanding under the debentures prior to the maturity date as follows: (i) if the closing bid price of the of BSI’s common stock, as reported by Bloomberg, LP, was less than the fixed price, as defined below, at the time of the redemption notice, BSI was to pay an amount equal to the principal amount outstanding and accrued interest being redeemed, plus a redemption premium of 20% of the amount redeemed. The “Fixed Price” was an amount equal to 120% of the closing bid price of the BSI’s common stock as listed on a principal market as quoted by Bloomberg LP on November 3, 2005. In the event the debentures were redeemed, then BSI was to issue to Cornell a warrant to purchase 20,000,000 shares at an exercise price of $0.05 or as subsequently adjusted under the terms of the warrant.

On August 5, 2005, BSI issued a 5% secured convertible debenture in the amount of $1,000,000 to Cornell that is due August 2, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of August 2, 2005, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell will receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant will be 120% of the volume weighted average price on the closing date.

On July 15, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell that is due July 15, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP, on July 15, 2005, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell will receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date

On June 17, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell that is due June 17, 2008. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP, as of June 17, 2005, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days’ advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell will receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

On January 19, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell that is due January 20, 2008. The debenture is convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on January 19, 2005, or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, LP, of BSI’s common stock for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debenture with three days’ advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeemed plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. In the event that BSI exercises it right of redemption as described above for either all or a portion of the outstanding debenture, Cornell will receive for every $100,000 invested a warrant to purchase 50,000 shares of BSI’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date.

On December 10, 2004, BSI received net proceeds of $435,723 from a $500,000 secured promissory note issued to Cornell. The note was repaid August 10, 2005. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $64,277 in connection with the issuance of the note. As of March 10, 2005 BSI effectively repaid $325,000 of the note and accrued interest pursuant to draw-downs under the Equity Line (described below).

On November 4, 2004, BSI received net proceeds of $178,051 from a $200,000 secured promissory note issued to Cornell. The note was due on December 4, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note carried interest at 12% per annum during its term, and carried a default rate of interest of 24% if the note was not paid when due. BSI paid cash fees of $21,949 in connection with the issuance of the note. As of December 31, 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On October 7, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due October 7, 2007, on December 10, 2004, BSI issued a 5% convertible debenture in the amount of $500,000 to Cornell that is due December 10, 2007, and on January 20, 2005, BSI issued a 5% convertible debenture in the amount of $250,000 to Cornell that is due January 20, 2008. These three debentures are convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average price on the closing date (October 7, 2007, December 10, 2007 and January 20, 2008, respectively) or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. These debentures will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debentures with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The redemption price will be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture. On October 7, 2004, BSI received $500,000 less a 10% fee of $50,000 and $10,000 for legal costs. BSI received $500,000 (net of 10% fee) on December 10, 2004 and $250,000 (net of 10% fee) on January 20, 2005. Cornell has the option to convert these debentures on the same day as issuance. As a result of this conversion feature, Cornell has been provided intrinsic value that has been calculated as the difference between the price of the Company’s common stock on the date of issuance, as compared to the discounted conversion price (or 80% of the stock price on the date of issuance). This intrinsic value has been multiplied by the number of shares that would be issued to Cornell upon conversion, which has resulted in $125,000 of intrinsic value for each of the convertible debentures issued during 2004. Accretion of this intrinsic value will be incurred over the term of the convertible debenture as a charge to interest expense. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a short-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2004, the Company recorded other income of $29,954 related to the change in fair value from the date of issuance of the debt to December 31, 2004. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

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

On June 18, 2004, BSI received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell. The note was due on October 18, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note carried interest at 12% per annum during its term, and carried a default rate of interest of 24% if the note was not paid when due. BSI paid cash fees of $18,065 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On June 8, 2004, BSI received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell. The note was due on September 20, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note carried interest at 12% per annum during its term, and carried a default rate of interest of 24% if the note was not paid when due. BSI paid cash fees of $29,792 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell. The note was due on June 21, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note carried no interest during its term, but carried a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,321 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On March 12, 2004, BSI issued Richard Kirk 250,000 options at a strike price of $0.11 per share, all of which vested on the date of the grant. These options were issued as compensation to Mr. Kirk for his services as a director of BSI. All of these options have a 5-year term.

On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell. The note was due on June 23, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note carried interest of 12% during its term, and carried a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,476 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell. The note was due on May 12, 2004. The note was secured by substantially all of BSI’s non-cash assets. The note carried no interest during its term, but carried a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $26,441 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On December 19, 2003, BSI received net proceeds of $170,917 from a $200,000 secured promissory note issued to Cornell Capital Partners. The note is due on April 26, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. Discounts and fees paid to obtain the loan were $29,083. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On October 31, 2003, BSI entered into an Equity Line of Credit Agreement (the “Equity Line”) with Cornell. Under the Equity Line, BSI may issue and sell to Cornell common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI is entitled to commence drawing down on the Equity Line when the common stock to be issued under the Equity Line is registered with the Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell received 1,875,000 shares of common stock as a one-time commitment fee. Cornell is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a related placement agent agreement with Newbridge Securities Corporation (“Newbridge”), a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid Newbridge a one-time placement agent fee of 35,714 shares of common stock. The Equity Line was terminated on October 30, 2005.

Except as otherwise indicated above, BSI believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the 1933 Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement needed to be in effect prior to such issuances.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2005 and 2004 financial statements, which states that the financial statements raise substantial doubt as to BSI’s ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, we believe that we will need to obtain approximately $1,875,000 in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities. However, no assurances can be given that BSI will be successful in such activities. Should it not be, the accompanying financial statements will be materially affected and our ability to continue as a going concern could be severely hampered. BSI does not have cash reserves on hand that will sustain operations beyond March 31, 2006.

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

Revenue Recognition

BSI recognizes revenue in compliance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”. Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through December 31, 2005, revenues earned represented sales to distributors of demonstrations units of BSI’s products. Transaction-based revenue is recognized as transactions are completed and are billed monthly based on service agreement rates in effect. Distribution rights revenue is recognized ratable over the life of each underlying distribution agreement.

Intangible Assets

Intangibles include trademarks and patents, which are recorded at cost. To date, BSI has been awarded one patent by the USPTO, and has 19 additional provisional and non-provisional applications for patents pending with the USPTO. Once accepted, BSI will begin amortization over the life of each patent.

Income Taxes

BSI recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Software And Research And Development Costs

Expenditures made for research and development are charged to expense as incurred. Costs incurred to date for the development of BSI’s products have been charged to expense as incurred. Future costs may be capitalized to the extent they meet the requirements of the Financial Accounting Standards Board’s (the “FASB’s”) Statement of Financial Account Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

Accounting for Complex Accounting Transaction

The Company accounting for complex financing transactions revolving around the issuance of convertible debentures as follows. Cash fees paid on convertible debentures are amortized over the life of the convertible debenture. Derivative liabilities for the conversion feature within each convertible note are created at the time of issuance of convertible debt at their respective fair values, with authorization over the life of each debenture charged to interest expense using the effective interest method. If the debentures are converted prior to maturity, the pro rata portion of the fair value of the derivative liability at the time of conversion is recorded as an increase in equity. Each period the derivative is revalued, with the resulting increase or decrease in fair value recorded as other income or expense.

Due to the lack of a cap on the number of shares that can be issued in connection with the convertible debentures issued by the Company, warrents issued by the Company must also be recorded at their respective fair values at issuance with subsequent adjustments period by period to reflect the change in fair value of each warrent liability. These adjustments are also recorded as other income or expense.

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

SEC Inquiry

In 2003, BSI received requests from the Commission’s Central Regional Office for certain documents, including those concerning arrangements with certain strategic partners, relationships with the TSA and INS, recent issuances of securities, investor relations, and information relating to investment opinions distributed by third parties. The SEC’s letter states that the staff’s inquiry should not be construed as an indication that any violations of securities laws have occurred or as an adverse reflection on any individuals, entities, or investments. BSI responded promptly and fully to the request and will cooperate with any further requests. BSI did not receive any additional requests in 2004 or 2005.

On June 27, 2005, BSI was contacted by the Staff of the Commission during the course of a routine review of its periodic filings and made inquiries regarding certain of BSI’s accounting policies. As a result of this inquiry, management re-evaluated BSI’s accounting for certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows. Following the evaluation, BSI determined that the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows  for the fiscal year ended December 31, 2004 should be restated in the Form 10-KSB for the fiscal year ended December 31, 2004. The effect of these errors on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows was considered material. Accordingly, BSI is required to restate its financials for the fiscal year ended December 31, 2004 and the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Please refer to Note 12 - Restatement Associated with Accounting for Derivative Instruments in Connection with Issuance of Debentures.

Financial Condition

BSI had net losses of $2,143,917 and $1,568,978 for the years ended December 31, 2004 and December 31, 2003, respectively. For the year ended December 31, 2005, BSI had a net loss of $3,798,795, an increase of $1,654,878 or 77% from 2004. As of December 31, 2005, BSI had cash and cash equivalents of $4,423 as compared to $893,387 at December 31, 2004, or an decrease of $888,964 or 99%; and current liabilities of $777,393 as compared to $688,808 at December 31, 2004, an increase of $88,585 or 13%. BSI does not have sufficient cash or other current assets to meet BSI’s current liabilities. In order to meet those obligations, BSI will need to raise cash from the sale of securities or from borrowings. BSI estimates that its cash reserves on December 31, 2005 will not sustain BSI beyond March 31, 2006. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2005, 2004, 2003, 2002 and 2001 financial statements, which states that BSI’s ability to continue as a going concern depends upon its ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. BSI’s ability to obtain additional funding will determine BSI’s ability to continue as a going concern.

Results Of Operations

The following discussion should be read in conjunction with financial statements and the related notes and the other financial information appearing elsewhere in this report.

Comparison Of The Year Ended December 31, 2005 To The Year Ended December 31, 2004

Overall Results Of Operations

For the year ended December 31, 2005, BSI incurred an overall loss of $3,798,795 or $0.034 per share, which was a material increase from the loss of $2,143,917or $0.035 per share for the comparable period in the prior year.

Revenue

BSI had revenues of $226,887 and $5,918 during the one-year periods ended December 31, 2005 and 2004, respectively, or an increase of $220,969 or 3734%. Such revenues were from the sale of products as well as contracts performed by the Company, and distributions fees.

Operating Expenses

Operating expenses for the year ended December 31, 2005, were $2,451,801 and represent an increase of $493,286 or nearly 25% in operating expenses of $1,958,515 for the comparative period ended December 31, 2004.

The largest component of operating expenses for the periods ended December 31, 2005 and 2004 related to general and administrative expenses. For the period ended December 31, 2005, general and administrative expense were $1,629,525 an increase of $505,452 or nearly 55% in general and administrative expenses of $1,048,073 for the comparative period ended December 31, 2004. This increase is attributable to a decrease in consulting fees of $130,633, salaries, payroll taxes and related benefits of $174,306, temporary labor of $25,629, shareholder relations expense of $18,212, legal fees of $150,444, increase in accounting and auditing fees of $63,217, insurance expense of $56,206, and expenses related to the issuance of options and warrants of $109,259. The increase in legal and accounting fees are attributable to the complexity of the MAXXNET purchase as well as the SEC comment letters dealing with the complex accounting issues surrounding the Company’s convertible debt.

BSI had selling expenses for the year ended December 31, 2005 of $435,252, as compared to $367,807 for the comparative period ended December 31, 2004, an increase of $67,445 or 18%. The increases in selling expenses are primarily attributable to salary expense of $99,683, a decrease in demonstration units 0f $30,565, a decrease in travel and entertainment expenses of $38,391, and an increase in material development and trade show costs of $29,977. BSI had research and development expenses of $462,304 for the year ended December 31, 2005, as compared to $542,635 for the period ended December 31, 2004, a decrease of $80,331 or 15%. This increase is attributable to a decrease in consulting fees of $50,145 and a salaries and wages totaling $23,018.

Other Expenses

As to the other expenses, BSI had other expense of $1,449,252 for the year ended December 31, 2005, as compared to other expense of $191,320 for the year ended December 31, 2004, which represents an increase of $1,257,932 or 658%. BSI had interest expense of $924,894 and $51,572 for the years ended December 31, 2005 and 2004, respectively, which represents a $873,322 or 1693% increase. BSI had interest income of $4,416 and $2 for the years ended December 31, 2005 and 2004, respectively, or a decrease of $4,414 or 2207%. BSI incurred financing costs of $934,727 and $185,755 during 2005 and 2004, respectively, or an increase of $748,972 or 403%., BSI had other income of $415,953 in 2005 and $45,755 in 2004, or an increase of $370,198 or 809%. All of these other income and expense items, other than interest income relate to the Equity Line of Credit with Cornell, and convertible debentures issued to Cornell.

Liquidity And Capital Resources

As of December 31, 2005, BSI had cash of $4,423 as compared to $893,387 at December 31, 2004, a decrease of $888,964 or 99%, current liabilities of $773,393, as compared to $688,808, or an increase of $84,585 or 12%, and cash used by operations was $2,051,606 in 2005 as compared to $2,139,381 at December 31, 2004, or a decrease of $87,775 or 4%. BSI does not have sufficient cash and cash equivalents or other current assets to meet BSI’s current liabilities. In order to meet those obligations, BSI will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2005, 2004, 2003, 2002 and 2001 financial statements, which states that BSI’s ability to continue as a going concern depends upon BSI’s ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine BSI’s ability to continue as a going concern. BSI estimates that is cash reserves as of December 31, 2005 will not sustain BSI beyond March 31, 2006.

On February 10, 2006, BSI issued a 12% secured convertible debenture to Cornell in the principal amount of $1,000,000 . This debenture superseded the debenture that was issued on November 5, 2005 as described in the next paragraph. Of this principal amount, $350,000 was funded on November 4, 2005, $300,000 was funded on February 10, 2006, $100,000 will be funded on the fifth business day following an increase in the Company’s common stock, par value $0.001 per share, and $250,000 was to be funded two business days prior to the date a registration statement was to be filed with the Commission to register the shares underlying the debenture. The debentures were secured by substantially all of BSI’s assets, had a three-year term and accrued interest at 12% per annum. Cornell was entitled, at its option, to convert, and sell all or any part of the principal amount of the debentures, plus accrued interest, into shares of BSI’s common stock at the price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg LP, on November 3, 2005 or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the debentures. BSI could redeem, with three business days advance written notice to Cornell, a portion or all amounts outstanding under the debentures prior to the maturity date as follows: (i) if the closing bid price of the of BSI’s common stock, as reported by Bloomberg, LP, was less than the fixed price, as defined below, at the time of the redemption notice, BSI was to pay an amount equal to the principal amount outstanding and accrued interest being redeemed, plus a redemption premium of 20% of the amount redeemed. The “Fixed Price” was an amount equal to 120% of the closing bid price of the BSI’s common stock as listed on a principal market as quoted by Bloomberg LP on November 3, 2005. BSI also issued to Cornell five year warrants for 1,250,000 shares at $.04 per share, 5,000,000 shares at $0.02 per share 15,000,000 shares at an exercise price of $0.01 or as subsequently adjusted under the terms of the warrant.

On July 5, 2005 BSI entered into a Securities Purchase Agreement with Cornell, dated as of June 17, 2005, pursuant to which BSI may sell to Cornell up to $1,250,000 of secured convertible debentures pursuant to the terms contained in the secured convertible debenture. Pursuant to the terms of the Securities Purchase Agreement, on June 17, 2005, BSI issued a 5% secured convertible debenture in the amount of $125,000 to Cornell that is due June 17, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On July 15, 2005, BSI issued a 5% secured convertible debenture in the principal amount of $125,000 to Cornell that is due July 15, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP, as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On August 2, 2005, BSI issued a 5% secured convertible debenture in the principal amount of $1,000,000 to Cornell that is due August 2, 2007. The debenture is convertible into BSI’s common stock at a price per share equal to the lesser of (a) 120% of the closing bid price of the common stock as listed on a principal market, as quoted by Bloomberg LP, as of the effective date of the secured convertible debenture, or (b) 80% of the lowest closing bid price of BSI’s common stock, as quoted by Bloomberg, LP, for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the second anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion.

On November 3, 2005, BSI entered into a Securities Purchase Agreement with Cornell pursuant to which BSI issued a 12% secured convertible debenture to Cornell in the principal amount of $1,000,000. Of this principal amount, $350,000 was funded on November 4, 2005, $400,000 will be funded on the fifth business day following an increase in the Company’s common stock, par value $0.001 per share, and $250,000 will be funded two business days prior to the date a registration statement is filed with the Commission to register the shares underlying these debentures. The debentures are secured by substantially all of the Company’s assets, have a three-year term and accrue interest at 12% per annum. Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the debentures, plus accrued interest, into shares of the Company’s common stock at the price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg LP, on the date hereof or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the debentures. BSI may redeem, with three business days’ advance written notice to Cornell, a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date as follows: (i) if the closing bid price of the of BSI’s common stock, as reported by Bloomberg, LP, is less than the Fixed Price, as defined below, at the time of the redemption notice, BSI will pay an amount equal to the principal amount outstanding and accrued interest being redeemed, plus a redemption premium of 20% of the amount redeemed. The “Fixed Price” is an amount equal to 120% of the closing bid price of the BSI’s common stock as listed on a principal market, as quoted by Bloomberg LP, on November 3, 2005. In the event the debentures are redeemed, then BSI will issue to Cornell a warrant to purchase 20,000,000 shares at an exercise price of $0.05 or as subsequently adjusted under the terms of the warrant.

On February 4, 2004, BSI received net proceeds of $223,559 from a $250,000 secured promissory note issued to Cornell. The note is due on May 12, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $26,441 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On March 3, 2004, BSI received net proceeds of $229,524 from a $250,000 secured promissory note issued to Cornell. The note is due on June 23, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest of 12% during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,476 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On March 12, 2004, BSI issued Richard Kirk 250,000 options at a strike price of $0.11 per share, all of which vested on the date of the grant. These options were issued as compensation to Mr. Kirk for his services as a director of BSI. All of these options have a 5-year term. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the 1933 Act, in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On April 14, 2004, BSI received net proceeds of $229,679 from a $250,000 secured promissory note issued to Cornell. The note is due on June 21, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears no interest during its term, but bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $20,321 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On June 8, 2004, BSI received net proceeds of $320,208 from a $350,000 secured promissory note issued to Cornell. The note is due on September 20, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $29,792 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On June 18, 2004, BSI received net proceeds of $231,935 from a $250,000 secured promissory note issued to Cornell. The note is due on October 18, 2004. The note is secured by substantially all of BSI’s non-cash assets. The note bears interest at 12% per annum during its term, and bears a default rate of interest of 24% if the note is not paid when due. BSI paid cash fees of $18,065 in connection with the issuance of the note. During 2004, BSI effectively repaid this note and accrued interest thereon pursuant to draw-downs under the Equity Line.

On July 15, 2004, BSI issued Bernard Nann 250,000 options at a strike price of $0.089 per share, 50,000 of which vested on the date of the grant, and the remaining 200,000 vests 50,000 per year for so long as Mr. Nann remains a director of BSI. These options were issued as compensation to Mr. Nann for his present and future services as a director of BSI. All of these options have a 5-year term. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the 1933 Act in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

On September 13, 2004, BSI issued 990,099 shares of common stock to Cornell for $50,000 cash. Costs associated with this transaction were $2,500. In engaging in the foregoing transaction involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the 1933 Act in that the transaction involved a private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

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

In engaging in the foregoing transactions involving unregistered securities of BSI, BSI relied upon the private offering exemption provided under Section 4(2) of the 1933 Act in that the transactions involved the private offering of BSI’s unregistered securities, BSI did not make a public offering or sale of its securities, the investor was accredited, and the investor represented to BSI that it was acquiring the securities for investment purposes and for its own account, and not with an eye toward further distribution.

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

On October 31, 2003, BSI entered into the Equity Line with Cornell as described above. Under the Equity Line, BSI may issue and sell to Cornell common stock for a total purchase price of up to $15 million. Subject to certain conditions, BSI is entitled to commence drawing down on the Equity Line when the common stock to be issued under the Equity Line is registered with the Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 99% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $210,000, with no advance occurring within seven trading days of a prior advance. Cornell received 1,875,000 shares of common stock as a one-time commitment fee. Cornell is entitled to retain a fee of 4% of each advance. In addition, BSI entered into a related placement agent agreement with Newbridge, a registered broker-dealer. Pursuant to the placement agent agreement, BSI paid Newbridge a one-time placement agent fee of 35,714 shares of common stock. The Equity Line was terminated on October 30, 2005.

Plan Of Operations

BSI continues to rely on funding by Cornell while it pursues potential sales of the Access Control and Site Security and other products to commercial customers located in the United States, Middle East, South Africa, and elsewhere.

If a substantial contract is awarded, BSI anticipates that it will need to increase the size of its staff to approximately 15-to-25 employees and consultants (BSI currently has 10 full-time employees and three consultants) and will need to establish and enhance its production capabilities. The Company expects that these activities will require additional financing.

If a contract is not awarded, BSI may be required to significantly reduce its administrative costs, salaries and research and development activities until such time as a new plan of action can be developed. The new plan, if required, may include locating additional sources of funding or merger and acquisition activities.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements Affecting the Company

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

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,
	2005	2004	2005

Net loss - as reported	$(3,798,795)	$(2,143,917)	$(11,223,001)
Net loss - pro forma	$(4,106,365)	$(2,230,816)	$(11,617,470)
Basic loss per common share - as reported	$(0.034)	$(0.03)	$(0.411)
Basic loss per common share - pro forma	$(0.037)	$(0.031)	$(0.43)

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

ITEM 7. FINANCIAL STATEMENTS

Attached hereto and filed as a part of this Report are BSI’s Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

a. Evaluation Of Disclosure Controls And Procedures

BSI’s Principal Executive Officer and Principal Accounting Officer (one person), after evaluating the effectiveness of BSI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) as of the end of the period covered by this Report, have concluded that as of such date, BSI’s disclosure controls and procedures were not adequate and effective to ensure that material information relating to BSI that is required to be disclosed by BSI in reports that it files or submits under the 1934 Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to BSI’s management, including its Principal Executive Officer and Principal Accounting Officer (one person), to allow timely decisions regarding required disclosure.

Notwithstanding the immediately preceding paragraph, in the second fiscal quarter of 2005, the Company’s independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC, advised the Company’s management and Board of Directors (the “Board”) that there were material weaknesses in our internal controls and procedures during fiscal years 2004 and 2005. Management believes that until these material weaknesses are corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in the Company’s financial statements could occur. Enhancing the Company’s internal controls to correct the material weaknesses has and will result in increased costs to BSI. While the Company has taken several steps to improve internal controls in 2005, Ehrhardt Keefe Steiner & Hottman PC has advised our management and our Board of Directors that, in Ehrhardt Keefe Steiner & Hottman PC’s opinion, and BSI concurs, there were weaknesses reportable conditions during 2004 and 2005 which constituted material weaknesses in the Company’s internal controls. The identified material weaknesses stem in part from BSI's numerous equity transactions involving very complex and judgmental accounting issues. While all of these transactions were recorded, Ehrhardt Keefe Steiner & Hottman PC in their audit work noted instances where generally accepted accounting principles were not correctly applied and adjustments to and restatement of BSI's consolidated financial statements were required. The Company also has material weaknesses, in general, over its ability to produce accurate and timely financial statements in accordance with generally accepted accounting principles and SEC rules and regulations. These material weaknesses primarily relate to a lack of sufficient and qualified personnel assigned to the accounting and reporting function.

The Company has reviewed FAS 133 and EITF 00-19 (regarding the Derivative Liability Issue), and has applied applicable guidance in each pronouncement that applies to the convertible debentures issued to Cornell during 2004 and 2005. This process has resulted in the Company determining that it must amend its December 31, 2004 Form 10-KSB, March 31, 2005 Form 10-QSB, June 30, 2005 Form 10-QSB and September 30, 2005 Form 10-QSB. As of the date hereof the Company either has filed all such amended Reports or will file all such Reports within 30 days.

The Company estimates that it has expended approximately $20,000.

b. Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of BSI’s internal controls during the Company’s last fiscal quarter, BSI’s Principal Executive Officer and Principal Accounting Officer (one person) have determined that there are no changes to BSI’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

The Company did not implement any remedial measures until after the Company received the June 27, 2005 comment letter from the SEC because prior to such date the Company’s internal controls and procedures failed to identify any material weaknesses or deficiencies.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 2005, the directors and executive officers of BSI, their age, positions in BSI, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/ Executive Officer	Age	Position	Period Served (1)
Jack Harper	53	Chairman and President	1995 to present
Richard A. Kirk	75	Director and Secretary	1995 to present
John D. Woods	65	Director	2005 to present

____________________

(1)	Period served includes the period served in same capacity with BSI, Inc., a private Colorado corporation.

There is no arrangement or understanding between the directors and officers of BSI and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors of BSI devote such time to the Company’s affairs on an as needed basis.

None of BSI’s directors or executive officers is a director of any company that files reports with the SEC.

Family Relationships

To our knowledge, there are no family relationships between or among the directors, executive officers or any other person.

Legal Proceedings

None of BSI’s directors have been involved in legal proceedings relevant to the Company.

Audit Committee and Audit Committee Financial Expert

BSI does not have an audit committee, nor an audit committee financial expert.

Committees of the Board of Directors

Currently, BSI does not have an executive or any standing committees of the Board.

Election Of Directors

BSI’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected. BSI’s officers are appointed by the Board and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

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

Richard A. Kirk, Secretary And Director

Mr. Kirk has been a Director of BSI since August of 1995 and acting Secretary since July of 1999. He was Chairman of the Board of Access Long Distance, a long distance provider that was sold in 2001. Mr. Kirk worked for United Bank of Denver/Norwest Bank/Wells Fargo from 1958 through 1990, ultimately serving as Chairman, President and Chief Executive Officer. In 1986, Mr. Kirk was elected Vice Chairman of the United Banks of Colorado, Inc. (now Wells Fargo). In 1992, he retired from the Norwest Bank Denver but continued as Chairman Emeritus and served on its Advisory Board. He is a graduate of the Haverford College; the Advanced Management Program of the Harvard Business School; and the Stonier Graduate School of Banking at Rutgers University. Mr. Kirk serves on boards of several nonprofit institutions and is an appointed Commissioner of the Denver Water Board.

John D. Woods, Director

John D. Woods is a founding shareholder of Community Bankshares Inc. and has served as Chairman of the Board since its incorporation in February 1989. He divides his business time on affairs of the holding company and also as Chairman and part owner of Market Reach, Ltd., London, England.

He has spent 40 years in the banking industry, starting at the Northern Trust Company, Chicago, Illinois in 1956. During the course of his career, he has served as President and COO of Winters National Bank, Dayton, Ohio (a 42.5 billion bank now part of Bank One), and Chairman and CEO of Omaha National Bank and its successor, FirstTier Financial, Inc (a $4.7 billion banking organization now part of US Bank, Minneapolis, Minnesota). Mr. Woods received his B.A. degree from the University of Colorado in Boulder, Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act and the rules promulgated thereunder require BSI’s officers and directors, and persons who beneficially own more than 10% of a registered class of BSI equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish BSI with copies thereof.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, BSI believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with and filed timely.

Code of Ethics

On April 12, 2004, the Board adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. The Code of Ethics was filed as an exhibit to the Company’s Form 10-KSB for the period ending December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended December 31, 2005, 2004, and 2003 certain information regarding the compensation earned by BSI’s President (the “Named Executive Officer”), with respect to services rendered by him to BSI. No other officer of BSI has been paid or earned compensation in excess of $100,000 in any such fiscal year.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation
Jack Harper,	2005	$125,000		--	--	8,000,000	--
Chairman and	2004	$125,000	35,000	--	--		--
President	2003	$90,000	--	--	--	--	--

___________________

(1)	Mr. Harper was issued 2,500,000 shares in consideration for $2,500 and the forgiveness of accrued wages.

(2)	The 2004 bonus to Mr. Harper was in recognition of his financial support during the early days of BSI that resulted in personal debt.

The following table sets forth, for the fiscal year ended December 31, 2005 certain information regarding the options/SARs granted to BSI’s Named Executive Officer.

OPTION/SAR GRANTS TABLE

Name	No. of Securities Underlying Options/SARs Granted (#)	% Total Options/SARs Granted to Employees in year ended December 31, 2005 (%)	Exercise or Base Price ($ per Share)	Expiration Date

Jack Harper	8,000,000	37%	$0.03	5-19-2010

The following table sets forth certain information regarding options exercised in the fiscal year ended December 31, 2005 by BSI’s Named Executive Officer.

Aggregated Options/SAR Exercises
In Last Fiscal Year And
Fiscal Year End Options/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ® Exercisable/Unexercisable

Jack Harper	0	0	8,000,000	0

The following table sets forth certain information regarding long-term incentive plan awards in the fiscal year ended December 31, 2005 by BSI’s Named Executive Officer.

Long-Term Incentive Plans - Awards in Last Fiscal Year

			Estimated future payouts under non-stock price-based plans
Name	No. of Shares, units or other rights (#)	Performance or other period until maturation or payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

Jack Harper	0	0	0	0	0

On October 24, 1996, BSI adopted a Stock Option Plan whereby the Board can issue both incentive and nonqualified options to directors, employees and consultants. Currently, there are no outstanding stock options issued under the plan.

Compensation Of Directors

BSI periodically reimburses its directors for out-of-pocket expenses they incur in fulfillment of their duties as directors of BSI. In 2005, BSI paid the following remuneration to its directors: (i) on February 24, 2005, BSI issued Mr. Woods 250,000 options at a strike price of $0.042 per share, 50,000 of which vested on the date of the grant, and the remaining 200,000 vests 50,000 per year for so long as he remains a member of the Board of Directors; and (ii) on May 19, 2005, BSI issued Mr. Harper 8,000,000 options, Mr. Kirk 3,000,000 options and Mr. Woods 3,000,000 options, all at a strike price of $0.03 per share, all of which vested on the date of the grant. All of the options issued to Messrs. Harper, Kirk and Woods have a five year term.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

BSI presently has an oral employment contract with Jack Harper. The employment agreement provides for an annual salary of $125,000 per year, as well as group life, health, dental and disability insurance. The employment agreement is for an indefinite period, but is terminable at will.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has 126,629,677 shares of common stock issued and outstanding as of December 31, 2005. There are no shares of preferred stock issued and outstanding as of December 31, 2005. The table below sets forth certain information with respect to the common stock beneficially owned by (i) each director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all directors, nominees and executive officers as a group.

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percentage of Class(1)

Common	Jack Harper	18,403,102	14.53%
	12600 West Colfax Ave. Suite B410
	Lakewood, Colorado 80215

Common	Richard Kirk	7,601,340	6.00%
	12600 West Colfax Ave. Suite B410
	Lakewood, Colorado 80215

Common	John Woods	3,050,000	2.4%
	12600 West Colfax Ave. Suite B410
	Lakewood, CO 80215

	All Officers And Directors As A Group (3) Persons	15,054,442	22.93%

Common	Cornell Capital Partners, LP	5,355,479	4.2%
	101 Hudson Street, Suite 3606
	Jersey City, NJ 07302

______________________________

*	Less than 1%.

(1)
Applicable percentage of ownership is based on 126,629,677 shares of common stock outstanding as of December 31, 2005 together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Cornell is a Delaware limited partnership whose General Partner is Yorkville Advisers, LLC (‘Yorkville”). The managing member of Yorkville is Mark Angelo, who makes all investment decisions on behalf of Yorkville.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years, BSI has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company’s common stock.

No officer, director, or affiliate of BSI has or proposes to have any direct or indirect material interest in any asset proposed to be acquired through security holdings, contracts, options, or otherwise.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a) Exhibits.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated August 7, 2000, between Calipso and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 2(1) to the Current Report on Form 8-K filed on September 27, 2000.
2.2	Merger Agreement, dated April 23, 2002, between BSI, Inc., Knowledge Foundations, Inc. and KFI, Inc.	Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on May 9, 2002
2.3	First Amendment to Merger Agreement dated August 8, 2002, between BSI, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4 filed on August 13, 2002
2.4	Separation and Distribution Agreement by and among Knowledge Foundations, Inc., Cyber Knowledge, Inc. and CKI Group	Incorporated by reference to Form S-4 filed on August 13, 2002
2.5	Second Amendment to Merger Agreement dated November 20, 2002 between BSI, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4/A1 filed on November 27, 2002
3.1	Certificate of Incorporation of Knowledge Foundations, Inc. filed on May 31, 1994	Incorporated by reference to Form 10-SB filed on November 24, 1999
3.2	Certificate of Amendment of Certificate of Incorporation re: 36:1 forward split	Incorporated by reference to Exhibit 3(i)(a) to the Current Report on Form 8-K filed on September 27, 2000
3.3	Certificate of Amendment of Certificate of Incorporation re: 35:1 forward split	Incorporated by reference to Exhibit 3(i)(b) to the Current Report on Form 8-K filed on September 27, 2000
3.4	Certificate of Amendment of Certificate of Incorporation re: increase in authorized shares	Incorporated by reference to Exhibit 3(i)(c) to the Current Report on Form 8-K filed on September 27, 2000
3.5	Certificate of Amendment of Certificate of incorporation re: name change	Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 8, 2003
3.6	Bylaws of Knowledge Foundations, Inc.	Incorporated by reference to Form 10-SB filed on November 24, 1999
3.7	Certificate of Merger, dated August 17, 2000, filed with the Secretary of State of Delaware	Incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K filed on September 27, 2000
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to Form 10-KSB filed on April 15, 2005
31.1	Section 302 Certification of Principal Executive Officer	Provided Herewith
31.2	Section 302 Certification of Principal Accounting Officer	Provided Herewith
32.1	Section 906 Certification of Principal Executive Officer	Provided Herewith
32.2	Section 906 Certification of Principal Accounting Officer	Provided Herewith

(b) Reports on Form 8-K:

The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the period covered by this Report, Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, billed BSI fees for various reviews and audits of the Companys financial statements included in filings on form 10QSB abd 10KSB of $93,177 and fees of $24,388 for services related to the Registration Statement on Form SB-2 and review of various other SEC filings, and quarterly reviews on SEC Forms 10-QSB, as well as $3,500 for income tax preparation services. Ehrhardt Keefe Steiner & Hottman PC has provided no other services to BSI other than the foregoing.

SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Act, the Registrant caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: April 20, 2006	BSI2000, INC.

	By:	/s/ Jack Harper
Jack Harper,
President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director

In accordance with the 1934 Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 20, 2006	/s/ Jack Harper
Jack Harper, Director

Date: April 20, 2006	/s/ Richard Kirk
Richard Kirk, Director

Date: April 20, 2006	/s/ John D. Woods
John D. Woods, Director

BSI2000
(A Development Stage Company)

Consolidated Financial Statements
and
Report of Independent Resistered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BSI 2000, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of BSI 2000, Inc. and subsidiary (A Development Stage Company) (the Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the cumulative period from Inception (July 30, 1993) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSI 2000, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the cumulative period from Inception (July 30, 1993) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the accompanying 2004 consolidated financial statements have been restated.

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

Ehrhardt Keefe Steiner & Hottman PC
April 24, 2006
Denver, Colorado

BSI 2000, INC.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2005

Assets
Current assets
Cash and cash equivalents	$4,423
Accounts receivable, trade	64,216
Inventories	85,868
Other	31,873
Total current assets	186,380

Property and equipment, net	40,169

Intangible assets, net	1,074,861
Other long-term assets	4,232
Total assets	$1,305,642

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$344,215
Accrued liabilities	214,756
Deferred revenue, current portion	6,375
Note payable, related party	28,700
Notes payable, current portion	183,347

Total current liabilities	777,393

Deferred revenue, long-term portion	6,833
Notes payable, less current portion	477,431
Convertible notes payable	647,852
Liability for derivative instruments	2,038,686

Total liabilities	3,948,195

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	--
Common stock, $.001 par value, 400,000,000 shares authorized, 124,479,677 shares issued and outstanding	124,480
Additional paid-in capital	8,455,968
Accumulated deficit	(11,223,001)
Total stockholders’ deficit	(2,642,553)
Total liabilities and stockholders’ deficit	$1,305,642

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended		Inception (July 30, 1993) through
	December 31,		December 31,
	2005	2004	2005
		(Restated)	(Restated)
Revenues	$226,887	$5,918	$328,535
Cost of goods sold	125,349	--	193,335
Gross profit	101,538	5,918	135,200

Operating expenses
Selling expenses	435,252	367,807	1,842,032
General and administrative	1,447,571	1,027,925	5,186,040
Stock based compensation expense	105,954	20,148	253,741
Research and development	462,304	542,635	2,365,828
Total operating expenses	2,451,081	1,958,515	9,647,641

Other (expense) income
Interest expense	(924,894)	(51,572)	(1,105,831)
Interest income	4,416	2	27,462
Financing costs	(934,727)	(185,755)	(1,167,425)
Other	(10,000)	250	73,526
Changes in derivative liabilities	415,953	45,755	461,708
Total other (expense) income	(1,449,252)	(191,320)	(1,710,560)

Net loss	$(3,798,795)	$(2,143,917)	$(11,223,001)

Basic and diluted weighted average common shares outstanding	110,853,987	72,506,696	27,303,207
Basic and diluted loss per common share	$(0.034)	$(0.030)	$(0.411)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2005 and 2004 and
For the Period from Inception (July 30, 1993) to December 31, 2005

	Common Stock		Additional Paid-in	Accumulated Deficit During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at Inception - July 30, 1993	--	$-	$--	$--	$--
Stock issued to founders for cash during the period ended December 31, 1993	19,580	85,000	--	--	85,000
Stock issued for cash during the year ended December 31, 1993	2,701	57,500	--	--	57,500
Stock issued to founders for services during the period ended December 31, 1993	33,812	146,793	--	--	146,793
Stock issued for cash during the year ended December 31, 1994	12,904	65,000	--	--	65,000
Stock issued for cash during the year ended December 31, 1995	224,672	118,763	--	--	118,763
Stock issued for cash during the year ended December 31, 1996	616,989	227,872	--	--	227,872
Stock issued for cash during the year ended December 31, 1997	225,766	144,612	--	--	144,612
Stock issued for cash during the year ended December 31, 1998	831,118	788,309	--	--	788,309
Stock issued for cash during the year ended December 31, 1999	583,767	364,854	--	--	364,854
Stock issued for cash during the year ended December 31, 2000	195,369	122,106	--	--	122,106
Net loss from Inception	--	--	--	(2,398,997)	(2,398,997)
Balance - December 31, 2000	2,746,678	2,120,809	--	(2,398,997)	(278,188)
Stock issued for cash	46,600	29,125	--	--	29,125
Stock issued to officer for services	2,500,000	56,736	--	--	56,736
Stock issued for services to an employee	212,045	212	--	--	212
Net income	--	--	--	(338,679)	(338,679)
Balance - December 31, 2001	5,505,323	2,206,882	--	(2,737,676)	(530,794)
Stock issued for debt conversion	1,159,426	865,375	--	--	865,375
Stock issued for cash @ $1.00 per share	566,782	566,782	--	--	566,782
Stock issued for cash @ $.625 per share	515,869	322,418			322,418
Stock issued for services to finders of private placement offering in June 2002 at $.01 per share, net of expense	300,000	--	--	--	--
Stock issued for services	25,000	25,500	--	--	25,500
Stock based compensation expense	580,000	50,000	--	--	50,000
Net loss	--	--	--	(973,635)	(973,635)
Balance - December 31, 2002	8,652,400	4,036,957	--	(3,711,311)	325,646
Stock issued for cash @ $1.00 per share	134,500	134,500		--	134,500
Stock issued for cash @ $.25 per share	1,000,000	1,000	249,000		250,000
Stock issued for equity line of credit commitment and placement fees	1,910,714	1,911	(1,911)	--	--
Stock issued for convertible note payable fees	500,000	500	(500)	--	--
Issuance of stock in connection with reverse acquisition	41,363,488	(4,121,307)	4,121,307	--	--
Stock issued for debt conversion	390,625	391	49,609	--	50,000
Net loss	--	--	--	(1,568,978)	(1,568,978)
Balance December 31, 2003	53,951,727	53,952	4,417,505	(5,280,289)	(808,832)
Stock issued for debt conversion	35,949,972	35,950	2,454,579	--	2,490,529
Stock issued for cash, net of offering costs of $2,500	990,099	990	46,510	--	47,500
Net loss	--	--	--	(2,143,917)	(2,143,917)
Balance December 31, 2004	90,891,798	$90,892	$6,918,594	$(7,424,206)	$(414,720)

Stock Issued for Debt Conversion	32,508,017	32,508	942,492		975,000
Stock issued for services	79,862	80	7,107		7,187
Stock issued in connection with convertible debenture	1,000,000	1,000	46,000		47,000
Transfer of derivative liability due to debt conversion			442,928		442,928
Options Issued to employees			98,847		98,847

Net loss				(3,798,795)	(3,798,795)
Balance - December 31, 2005	124,479,677	124,480	8,455,968	(11,223,001)	(2,642,553)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended		Inception (July 30, 1993) to
	December 31,		December 31,
	2005	2004	2005
		(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(3,798,795)	$(2,143,917)	$(11,223,001)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	92,646	19,152	215,959
Gain on forgiveness of debt	--	--	(65,485)
Gain on disposal of fixed assets	--	(250)	(250)

Change in fair value of derivative liabilities	(415,953)	(45,755)	(461,708)
Stock based compensation	105,954	20,148	379,843
Non-cash interest expense and financing costs	1,739,201	20,434	1,767,748
Changes in assets and liabilities
Inventories	(35,498)	(15,009)	(85,868)
Accounts receivable	(64,216)		(64,216)
Other current assets	(22,191)	(3,432)	(25,623)
Other long-term assets	--	--	(4,232)
Accounts payable	159,946	(11,868)	398,278
Deferred revenue	(6,375)	19,583	13,208
Accrued liabilities	193,675	1,533	266,442

	1,747,189	4,536	2,334,096
Net cash used in operating activities	(2,051,606)	(2,139,381)	(8,888,905)

Cash flows from investing activities
Redemption of certificates of deposit	--	--	35,000
Purchase of certificate of deposit	--	--	(35,000)
Proceeds from fixed asset disposals	--	250	250
Purchase of fixed assets	(12,806)	(10,755)	(131,688)
Cash paid for purchased technology	(180,000)		(180,000)
Increase in Patent application costs	(67,779)	(120,585)	(250,947)
Net cash used in investing activities	(260,585)	(131,090)	(562,385)

Cash flows from financing activities
Proceeds from issuance of common stock	--	47,500	3,324,341
Proceeds from long-term debt	--	--	919,500
Net proceeds from convertible notes payable, net if issuance costs of $215,000 (2005)	1,635,000	2,990,808	5,542,751
Repayment on long-term debt	(240,473)	--	(321,989)
Proceeds from note payable related party	28,700	--	28,700
Repayment on capital lease obligation	--	--	(37,590)
Net cash provided by financing activities	1,423,227	3,038,308	9,455,713

Net (decrease) increase in cash and cash equivalents	(888,964)	767,837	4,423
Cash and cash equivalents - beginning of year	893,387	125,550	--
Cash and cash equivalents - end of year	$4,423	$893,387	$4,423

(Continued on following page.)

See notes to consolidated financial statements.

BSI 2000, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

(Continued from previous page.)

Supplemental disclosure of cash flow information:

Cash paid for interest during the years ended December 31, 2005 and 2004 was $10,187 and $0, respectively. Cash paid for interest expense from Inception (July 30, 1993) through December 31, 2005 was $78,361.

Supplemental disclosure of non-cash activity:

During the year ended December 31, 2005, the Company acquired technology (MaxxNet) by issuing notes totaling $720,000 (Note 8).

During the year ended December 31, 2005, BSI effectively repaid $325,000 of notes payable and accrued interest pursuant to draw-downs under the Equity Line by issuing 8,984,557 shares of common stock.

During the year ended December 31, 2005, the Company converted $650,000 of convertible debt into 23,523,460 shares of common sock

During the year ended December 31, 2005, BSI issued 40,000,000 warrants to Cornell Capital Partners valued at $902,643.

During the year ended December 31, 2005, BSI issued options to employees valued at $98,847.

During the year ended December 31, 2005, BSI issued warrants for an agreement valued at $33,259.

During the year ended December 31, 2005, BSI acquired assets totaling $900,000 through agreement.

During the year ended December 31, 2005, the company issued 79,862 shares of common stock for services valued at $7,107.

During the year ended December 31, 2005, the Company recognized change in fair value for convertible debentures with conversion features in the amount of $415,954. During the year ended December 31, 2005, the Company issued 1,000,000 shares of common stock to Cornell Capital Partners valued at $47,000.

During the year ended December 31, 2004, the Company issued 250,000 warrants to a consultant valued at $20,148.

During the year ended December 31, 2004, the Company effectively repaid $2,290,529 of notes payable and accrued interest pursuant to draw-downs under the Equity Line totaling 32,940,414 shares of common stock and converted $200,000 of convertible debentures into 3,009,558 shares of common stock.

During the year ended December 31, 2004, the Company issued convertible debentures with conversion features. The change in fair value of the conversion features from the date of issuance was valued at $45,755.

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

Revenue Recognition

The Company recognizes revenue in compliance with SAB 104, “Revenue Recognition in Financial Statements.” Revenue is recognized when an order has been placed by the customer, the product has been shipped and collectibility is reasonably assured. Prices of the products are determined prior to entering into a purchase agreement. From inception through December 31, 2005, revenues earned represented sales to distributors of demonstration units of the Company’s products, as well as sales of products manufactured by the Company.

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

Intangibles also include acquired software, at cost, which is being amortized over a usefull life of three years.

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

Basic and Diluted Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of warrants, options and convertible debt, when such securities are dilutive. As all dilutve securities have an antidilutive effect on 2005 and 2004 earnings per share, the securities have been excluded from the earnings per share calculation.

Stock-Based Compensation

During the year ended December 31, 2005, the Company has issued options to employees to purchase 20,750,000 shares of common stock at an exercise prices ranging from $.027 to $0.11. Of the 20,750,000 options issued during 2005, 18,152,083 were vested at the date of grant with the remainder vesting in 2005 through 2010.

Financing Costs

The Company includes in financing costs the amortization of loan fee discounts that are incurred on convertible debt. Any excess of discounts on convertible debt over proceeds received from convertible debt is also included in financing costs.

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for awards under the stock option plan as the exercise prices equaled or exceeded their fair value of the underlying stock as determined by the Board of Directors. Had compensation cost for the Company’s options issued to employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss would have been changed to the pro forma amount indicated below at December 31, 2005:

	[December 31, 2005]	[December 31, 2004]
Net loss - as reported	$(3,798,795)	$(2,143,917)
Deduct recorded employee compensation expense	--	--
Add fair value of employee compensation expense	(307,570)	(86,899)
Net loss - pro forma	$(4,106,365)	$(2,230,816)
Net loss per share-pro forma	$(.037)	$(0.030)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used at December 31, 2005:

	December 31, 2005	December 31, 2004
Approximate risk free rate	3.84-4.08%	4.25%
Average expected life	5 years	5 years
Dividend yield	0%	0%
Weighted Average Volatility	72.18-81.60%	85.28%
Estimated fair value of total options granted	$307,570	$86,899

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liablilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the openining balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting princicple to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment, which supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123 (revised), all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair value at the date of grant, in the income statement. The Company will adopt, as required, SFAS No. 123 (revised) for its fiscal year beginning January 1, 2006. Management expects that the impact of the adoption of SFAS No. 123 (revised) will be material to future operations.

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced losses since inception (July 30, 1993) through December 31, 2005 of $11,223,001. The Company has working capital deficit of $591,013 and stockholder’s deficit of $2,642,553 as of December 31, 2005 and negative cash flow from operations of $2,051,606. The Company is also delinquent in remitting $51,033 of payroll tax liabilities. These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 3 - Furniture and Fixtures

Property and equipment consist of the following at December 31, 2005:

Leasehold improvements	$18,744
Software	7,919
Equipment	115,897
Furniture	36,588
179,148
Less accumulated depreciation	(138,979)
$40,169

Depreciation expense for 2005 and 2004 was $16,560 and $19,152 respectively.

Note 4-Intangible Assets

Intangible assets consist of the following at December 31, 2005:

	Subject to Amortization	Not currently subject to Amortization	Totals
Patent Applications-Approved	$19,092	$--	$19,092
Patent Applications-pending	--	231,855	231,855
Aquired Technology	900,000	--	900,000
	919,092	231,855	1,150,947
Less accumulated amortization	(76,086)	--	(76,086)

	$843,006	$231,855	$1,074,861

Amortization expense for patents totaled $1,086 and $202 during 2005 and 2004 respectively. Amortization expense for aquired technology totaled $75,000 and $0 for 2005 and 2004 recpectively.

Pending patents not subject to amortization will begin to be amortized upon grant of approval by the U.SD. Patent Office and will be amortized over the shorter of the economic or legal life. Patents pending which are not successful in obtaining approval will be expenses upon notification of failure to receive approval.

Future expected amortization expense for intangible assets is as follows:

Years ended December 31,
2006	$301,086
2007	301,086
2008	226,086
2009	1,086
2010	1,086
Thereafter	12,576
$843,006

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 5 - Equity Line of Credit

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

A total of 33,930,513 shares in 2004 and 8,984,557 shares in 2005 were issued under the terms of the equity line of credit.

The Equity Line of Credit Agreement was terminated October 30, 2005.

Note 6-Convertible Debentures

On October 7, 2004, the Company issued a 5% convertible debenture in the amount of $1,250,000 to Cornell Capital Partners. The Company received a $500,000 traunch on October 7, 2004, less a 10% fee of $50,000 and $10,000 for legal costs, a $500,000 traunch (net of 10% fee) on December 10, 2004 and $250,000 traunch (net of 10% fee) on January 20, 2005.

On June 17, 2005, BSI issued a 5% convertible debenture in the amount of $1250,000 to Cornell Capital Partners. BSI received a $125,000 traunch on June 15, 2005, less a 10% fee of $12,500, and $20,000 for legal costs, a $125,000 traunch (net of 10% fee) on July 17, 2005 and a $1,000,000 traunch (net of 10% fee) on August 5, 2005.

On November 2, 2005, BSI issued a 12% convertible debenture in the amount of $1,000,000 to Cornell Capital Partners. BSI received a $350,000 traunch on November 2, 2005, net of fees and legal costs of $92,674 ($47,000 piad by issuance of 1,000,000 shares of common stock). The Company received a $300,000 traunch on February 10, 2006 (net of a 10% fee of $32,500), and will receive $100,000 upon approval of its shareholders of an increase in authorized shares, and $250,000 upon effectiveness of a registration statement filed with The SEC covering shares to be issued under the debenture. The debentures are convertible into the Company’s common stock at either the fixed price of 120% of the Volume Weighted Average price on each respective traunch closing date or 80% of the average of the three (3) lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of the Company’s common stock for the five (5) trading days immediately preceding the conversion date (date on which the Company receives a notice of conversion from Cornell). The debentures will automatically convert into the Company’s common stock on the third anniversary of issuance. The Company has the right to redeem the debentures with three (3) days advance notice any or all of the outstanding debenture amount at its sole discretion.

The redemption price shall be 120% of the face amount redeem plus accrued interest. Once the redemption notice has been given, Cornell may continue to convert the remaining outstanding debenture.

In the event that the Company exercises it right of redemption as described above for either all or a portion of the outstanding debentures, Cornell shall receive for every $100,000 invested a warrant to purchase 50,000 shares of the Company’s common stock. The warrant will have “piggy-back” registration rights and will survive for two years from closing. The exercise price of the warrant shall be 120% of the volume weighted average price on the closing date. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture has been included as a long-term liability and were originally valued at fair value at the date of issuance. As a liability, the convertible features are revalued each period until and unless the debt is converted. During the year ended December 31, 2005, we recorded other income of $415,953 related to the change in fair value from the date of issuance of the debt or December 31, 2004, to December 31, 2005. This amount is included as a component of other income in the accompanying consolidated statement of operations. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

Derivative Liabilities-conversion features	Date of convertible debenture	Value at 12-31-05
	December 10, 2004	$221,837
	January 19, 2005	$161,184
	June 17, 2005	$71,788
	July 15, 2005	$71,788
	August 5, 2005	$584,907
	November 2, 2005	$261,633
	Total	$1,373,137
Derivative Liabilities-Warrants
	June 17, 2005	$320,138
	November 2, 2005	$320,138
	Various	$25,273
Total	$665,549

Total	$2,038,686

The following tables describe the valuation of the conversion feature of each traunch of each convertible debenture, using the Black Scholes pricing model:

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The fair value of the conversion features for the 2004 advances on the October 7, 2004 convertible debt have been valued at $737,221 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	3.01-3.25%
Average expected life	3 years
Dividend yield	0%
Volatility	77.56-82.80%
Estimated fair value of conversion feature	$737,221

The fair value of the conversion feature has been included as discount to debt in the accompanying balance sheet up to the proceeds received from each offering, with any excess or $0 charged to expense. The discounts are amortized over the life of each debenture traunch. Amortization of the discounts for each debenture traunch totaled $17,654 in 2004 and $521,106 in 2005.

The fair value of the conversion features for the January 2005 advances on the October 7, 2004 convertible debt have been valued at $177,953 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	3.42-3.96%
Average expected life	3 years
Dividend yield	0%
Volatility	72.18-75.60%
Estimated fair value of conversion feature	$177,953

The value of the conversion feature has been included as discount to debt in the accompanying balance sheet up to the proceeds received from each offering, with any excess or $0 charged to expense. The discounts are amortized over the life of each debenture traunch. Amortization of the discounts for each debenture traunch totaled $32,431 in 2005.

The fair value of the conversion features for the June advance on the June 17, 2005 convertible debt has been valued at $93,569 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	3.75-3.88%
Average expected life	2-3 years
Dividend yield	0%
Volatility	79.26-81.60%
Estimated fair value of conversion feature	$93,569

The value of the conversion feature has been included as discount to debt in the accompanying balance sheet up to the proceeds received from each offering, with any excess or $1,069 charged to expense. The discounts are amortized over the life of each debenture traunch. Amortization of the discounts for each debenture traunch totaled $2,680 in 2005.

The fair value of the conversion features for the July and August advances on the June 17, 2005 convertible debt have been valued at $722,183 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	3.92-4.18%
Average expected life	2-3 years
Dividend yield	0%
Volatility	79.26-81.60%
Estimated fair value of conversion feature	$722,183

The fair value of the conversion feature has been included as discount to debt in the accompanying balance sheet up to the proceeds received from each offering, with any excess or $0 charged to expense. The discounts are amortized over the life of each debenture traunch. Amortization of the discounts for each debenture traunch totaled $94,576 in 2005.

The fair value of the conversion features for the November advance on the November 2, 2005, 2005 convertible debt have been valued at $257,054 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

Approximate risk free rate	4.46%
Average expected life	3 years
Dividend yield	0%
Volatility	77.96%
Estimated fair value of conversion feature	$257,054

The fair value of the conversion feature has been included as discount to debt in the accompanying balance sheet up to the proceeds received from each offering, with any excess or $0 charged to expense. The discounts are amortized over the life of each debenture traunch. Amortization of the discounts for each debenture traunch totaled $138 in 2005.

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Convertible secured debentures consist of the following at December 31, 2005:

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on December 10, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $50,000, of which $20,415 is unamortized at December 31, 2005. Amortization expense related to discounts and fees was $25,418 in 2005 and $4,167 in 2004. A discount of $362,710 has been recorded on this debenture that relate to the conversion feature of this instrument, of which $198,461is unamortized at December 31, 2005. Amortization expense related to the conversion feature discount was $160,786 in 2005 and $3,463 in 2004.

350,000
Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on January 19, 2008. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $25,000, of which $16,668 is unamortized at December 31, 2005. Amortization expense related to discounts and fees was $8,332 in 2005. A discount of $177,953 has been recorded on this debenture that relate to the conversion feature of this instrument. The conversion feature is considered a derivative because it is not convertible into a fixed number of shares. Amortization expense related to the conversion feature discount was $32,431in 2005.

250,000
Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on June 17, 2008. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $32,500, of which $23,020 is unamortized at December 31, 2005. Amortization expense related to discounts and fees was $9,480 in 2005. A discount of $93,569 has been recorded on this debenture that relates to the conversion feature of this instrument. The conversion feature is considered a derivative because it is not convertible into a fixed number of shares. Amortization expense related to the conversion feature discount was $2,680 in 2005. BSI granted warrants to purchase 20,000,000 shares of common stock to Cornell Capital Partners. The warrants are exercisable at $0.05 per share for a period of five years, and were fully vested during June 2005. The warrants have been valued at $301,827 using the Black-Scholes Option Pricing Model. The value of the warrants has been treated as a financing cost which represents the excess of discounts related to this debenture in excess of proceeds has been charged to operations for 2005.

125,000

Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on July 15, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $12,500, of which $9,374 is unamortized at December 31, 2005. Amortization expense related to discounts and fees was $3,126 in 2005. A discount of $81,352 has been recorded on this debenture that relate to the conversion feature of this instrument. The conversion feature is considered a derivative because it is not convertible into a fixed number of shares. Amortization expense related to the conversion feature discount was $11,961 in 2005

$ 125,000
Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 5% and due on August 5, 2007. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $100,000, of which $79,167 is unamortized at December 31, 2005. Amortization expense related to discounts and fees was $20,833 in 2005. A discount of $640,831 has been recorded on this debenture that relate to the conversion feature of this instrument. The conversion feature is considered a derivative because it is not convertible into a fixed number of shares. Amortization expense related to the conversion feature discount was $82,615 in 2005.

1,000,000
Convertible secured debenture issued to Cornell Capital Partners, bearing interest at 12% and due on November 2, 2008. The debenture is convertible at Cornell Capital Partners’ option at any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, BSI has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price previously described. BSI has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Discounts and fees paid to obtain the loan were $92,000 of which $86,889 is unamortized at December 31, 2005. Amortization expense related to discounts and fees was $5,111 in 2005. A discount of $257,054 has been recorded on this debenture that relate to the conversion feature of this instrument. The conversion feature is considered a derivative because it is not convertible into a fixed number of shares. Amortization expense related to the conversion feature discount was $138 in 2005 BSI granted warrants to purchase 20,000,000 shares of common stock to Cornell Capital Partners. The warrants are exercisable at $0.05 per share for a period of five years, and were fully vested during November 2005. The warrants have been valued at $600,816 using the Black-Scholes Option Pricing Model. The value of the warrants has been treated as a discount on debt. An amount equal to $507,870, which represents the excess of discounts related to this debenture in excess of proceeds has been charged to operations for 2005. The Company also issued 1,000,000 shares if common stock to Cornell Capital Partners, which have been valued at $47,000 and have been recorded as a discount on this debenture.

350,000
Fees and discounts	(1,552,148)
Less current portion	-
$647,852

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 7 - Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

During October 2005, the Company was notified of a potential claim that relates to its purchase of the MAXX-NET™ assets from NSI. The claim involves copyright issues that relate to third party software that is used in certain MAXX-NET™ installations. The Company believes that this claim does not have merit, and will defend its position in this matter vigorously. The Company believes that this claim will not have a significant financial impact and therefore has made no allowance nor established any reserve for this claim in the financial statements appearing elsewhere in this Report.

Consulting Agreement

In September 2003, the Company entered into a consulting agreement for a term of six months. Under the term of the agreement, the Company paid a monthly fee of $3,500 for services performed. As of December 31, 2004, this agreement had been terminated.

In February 2004, the Company entered into a consulting agreement through July 31, 2004. The Company is obligated to pay $7,000 per month plus expenses for services performed. The Company granted five-year warrants to purchase 250,000 shares of the Company’s common stock at the closing price on February 1, 2004. This agreement was terminated during October 2005.

Payroll Tax Liabilities

On February 15, 2006, the Company paid past due payroll tax liabilities totaling $28,014. This amount represents payroll liabilities due at December 31, 2005. As of March 31, 2006, the Company was delinquent on payroll liabilities of $51,033.

Note 8 - Stockholders’ Equity

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

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Stock Options

In September 1998, BSI formally adopted an incentive stock option plan which provides for certain employees and non-employees to acquire up to 1,750,000 shares of BSI’s common stock upon terms and conditions determined by the Board of Directors. Options granted under the plan vest in accordance with a vesting schedule determined by BSI’s Board of Directors. Stock options that are forfeited or cancelled revert back to the plan and may be reissued. During the quarter ended June 30, 2005 BSI cancelled 2,350,000 options issued to employees and reissued to the employees 4,000,000 options with new terms. The options were valued at $98,847 with the assumption of 81.60% volatility, 3.88% risk free rate, 5 years average expected life and no dividend yield. The expense for the options issued is recorded in the accompanying financial statements. For the quarter ended June 30, 2005 BSI recognized compensation expense of approximately $76,000, which represented the difference between the fair value of BSI’s common stock and the exercise price of the options at the date the options were repriced. During the fourth quarter , as a result of a decline in the Company’s stock price the Company reversed $76,000 of previously recorded compensation expenses. These options are accounted for under the variable method of accounting.

The following table summarizes stock option activity for the year ended December 31, 2005:

	Incentive Stock Options	Non-Qualified Stock Options	Weighted Average Exercise Price
Outstanding-December 31, 2003	4,310,000	--	$0.105
Granted	--	--	--
Outstanding - December 31, 2004	4,310,000	--	$0.105
Granted	18,250,000	3,500,000	0.028
Forfeited/canceled	(3,862,500)	(1,000,000)	(0.089)
Exercised	--	--	--

Outstanding-December 31, 2005	18,697,500	2,500,000	$0.044

The following table summarizes options outstanding and exercisable at December 31, 2005:

	Options Outstanding		Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*

$0.027	1,000,000	$0.027	1.97	50,000	$0.027
$0.030	18,000,000	0.030	4.89	18,000,000	0.030
$0.040	10,000	0.040	3.95	10,000	0.04
$0.042	250,000	0.042	3.66	50,000	0.042
$0.047	1,250,000	0.047	4.90	31,250	0.047
$0.052	250,000	0.052	2.97	20,833	0.052
$0.089	50,000	0.089	4.04	50,000	0.089
$0.110	387,500	0.110	3.70	287,500	0.110

	21,197,500	$0.044	4.22	18,499,583	$0.035

___________________

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Warrant LiabilitiesWarrants Issued to Consultants

During February 2004, the Company granted warrants to purchase 250,000 shares of common stock to a consulting firm. The warrants are exercisable at $.12 per share for a period of five years, and were fully vested on May 31, 2004. The warrants have been valued at $20,148 using the Black-Scholes option pricing model with the following weighted-average assumptions used at December 31, 2004:

	Value at inception	Value at 12-31-05
Approximate risk free rate	4.25%	4.37%
Average expected life	5 years	5 Years
Dividend yield	0%	0%
Volatility	80.85%	77.96%
Estimated fair value of total warrants granted	$20,147	$2,717

The value at issuance has been recorded as a liability on the balance sheet at issuance, with any change in value from the date of issuance to 12-31-04 or $15,099 recorded as a increase to other income, and to 12-31-05, or $2,331 recorded as an increase to other income.

Warrants Issued in Conjunction with MaxxNet Purchase

During April 2005, BSI granted warrants to purchase 500,000 shares of common stock in conjunction with the Cyber Country purchase. The warrants are exercisable at $0.029 per share for a period of five years, and were fully vested during April 2005. The warrants have been valued at $10,174 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

	Value at issuance	Value at 12-31-05
Approximate risk free rate	3.88%	4.37%
Average expected life	5 years	5 Years
Dividend yield	0%	0%
Volatility	81.60%	77.96%
Estimated fair value of total warrants granted	$10,174	$9,438

The value at issuance has been recorded as a liability on the balance sheet at issuance, with any change in value from the date of issuance to 12-31-05, or $736 recorded as an increase to other income.

During August 2005, BSI granted warrants to purchase 1,000,000 shares of common stock in conjunction with the Maxx Net purchase. The warrants are exercisable at $0.043 per share for a period of three years, and vest during August 2006. The warrants have been valued at $23,085 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

	Value at issuance	Value at 12-31-05
Approximate risk free rate	4.03%	4.37%
Average expected life	3 years	3 years
Dividend yield	0%	0%
Volatility	79.26%	77.96%
Estimated fair value of total warrants granted	$23,085	$13,118

The value at issuance has been recorded as a liability on the balance sheet at issuance, with any change in value from the date of issuance to 12-31-05, or $9,967 recorded as an increase to other income.

Warrants Issued in Conjunction with Convertible Debentures

During June 2005, BSI granted warrants to purchase 20,000,000 shares of common stock to Cornell Capital Partners. The warrants are exercisable at $0.05 per share for a period of five years, and were fully vested during June 2005. The warrants have been valued at $301,827 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

	Value at inception	Value at 12-31-05
Approximate risk free rate	3.88%	4.37%
Average expected life	5 years	5 years
Dividend yield	0%	0
Volatility	81.60%	77.96%
Estimated fair value of total warrants granted	$301,821	$320,138

The value at issuance has been recorded as a liability on the balance sheet at issuance, with any change in value from the date of issuance to 12-31-05 or $18,317 recorded as a decrease to other income.

During November 2005, BSI granted warrants to purchase 20,000,000 shares of common stock to Cornell Capital Partners. The warrants are exercisable at $0.05 per share for a period of five years, and were fully vested during November 2005. The warrants have been valued at $600,816 using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used.

	Value at inception	Value at 12-31-05
Approximate risk free rate	4.5%	4.37%
Average expected life	5 years	5 years
Dividend yield	0%	0
Volatility	76.59%	77.96%
Estimated fair value of total warrants granted	$600,816	$320,138

The value at issuance has been recorded as a liability on the balance sheet at issuance, with any change in value from the date of issuance to 12-31-05 or $280,678 recorded as a increase to other income.

The Company currently does not have enough shares authorized to satisfy the conversion features of the Cornell debentures in the event the price per share of the Company’s common stock drops below $.01 per share. As a result of this condition, warrants issued by the company must be accounted as a liability instead of equity. As a result, warrants issued by the Company during 2004 and 2005 have been recorded as long term liabilities as described below.

The Company issued warrants to purchase 2,250,000 shares common stock to consulting firms that are exercisable at $.061 per share for a period of five years. These warrants vest according to specific performance criteria that were not met as of December 31, 2004. Accordingly, no expense has been recorded in these financial statements with respect to these warrants.

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

	Number of Warrants	Weighted Average Exercise Price

Outstanding-December 31, 2003	--	$--
Granted	2,500,000	$.0665

Outstanding - December 31, 2004	2,500,000	0.0665
Granted	41,500,000	0.0490
Forfeited/cancelled	(2,250,000)	(0.0610)
Exercised	-	-

Outstanding - December 31, 2005	41,750,000	$0 .050

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

During November 2005, the Company issued 1,000,000 shares of common stock to Cornell Capital Partners valued at $47,000. The value of these shares has been included as financing costs in the accompanying balance sheet as a reduction of long-term debt at December 31, 2005.

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

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Earnings Per Share

The following table sets forth the computation for basic and diluted earnings per share:

			Inception (July 30, 1993) through
	December 31,	December 31,	December 31,
	2005	2004	2005
Numerator for basic earnings per share	$(3,798,795)	$(2,143,917)	$(11,223,001)
Numerator for diluted income per common share	$(3,798,795)	$(2,143,917)	$(11,223,001)
Denominator for basic earnings per share - weighted average shares	110,853,987	72,506,696	27,303,207
Denominator for diluted earnings per share - adjusted weighted average shares	110,853,987	72,506,696	27,303,207
Diluted income per common share	$(0.033)	$(0.03)	$(0.411)

NOTE 9 - PURCHASE OF MAXX-NET™ SYSTEM

On April 22, 2005, BSI acquired all right, title and interest in certain claims to the Maxx Net system as held by Cyber Country Systems, LLC for up to $371,152 and 500,000 warrants to purchase common stock in BSI. The purchase price consists of cash consideration, payable $30,000 at closing along with twenty-four, $5,000 installments, royalty payments equal to 5% of all gross sales of the Maxx Net System by BSI over a three year period (capped at $100,000), and $121,152 which represents the balance of the sellers biometric development contract at Denver International Airport, to the extent contract proceeds are received by BSI. The balance due Cyber Country at 12-31-05 was $190,000, with $60,000 classified as current portion of long-term debt. On August 2, 2005, the Company entered into an option to purchase, pursuant to a private sale, all right, title and interest in the MAXX-NET™ system from The New Sytron, Inc. The cost of the option, paid by BSI on August 2, 2005 was $12,000. The Company purchased the assets on August 25, 2005 for $650,000 payable $150,000 at closing along with a 6% promissory note in the amount of $500,000. The note is payable in 48 monthly installments of $11,743, and will be due September 1, 2009. In addition, the Company issued at closing 1,000,000 warrants for the purchase of BSI’s common stock. The warrants have a term of four years, and will have an exercise price equal to the trading price for BSI’s common stock as of the close of trading on the date BSI exercises the option.

The balance due MAXX-NET™ at 12-31-05 was $464,527, with $117,096 classified as current portion of long-term debt.

Note 10 - Income Taxes

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

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are approximately as follows:

	For the Years Ended December 31,
	2005	2004
Net operating loss	$3,799,000	$2,144,000
Total deferred tax assets	3,799,000	2,140,000
Valuation allowance	(3,799,000)	(2,140,000)
Net deferred tax asset	$--	$--

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the statements of income:

	For the Years Ended		Inception (July 30, 1993) through
	December 31,	December 31,	December 31,
	2005	2004	2005

Federal tax benefit at statutory rates	$1,202,000	$762,000	$2,201,000
State tax benefit at statutory rates	115,000	72,000	195,000
Valuation allowance	(1,317,000)	(834,000)	(2,396,000)
Reported income tax benefit	$--	$--	$--

Note 11 - Subsequent Event

On February 10, 2006, BSI issued a 12% secured convertible debenture in the amount of $300,000 to Cornell Capital Partners that is due February 10, 2009. The debenture is convertible into BSI’s common stock at either the fixed price of 120% of the Volume Weighted Average Price on the closing date or 80% of the average of the three lowest daily Volume Weighted Average Price, as reported by Bloomberg, L.P., of BSI’s common stock for the five trading days immediately preceding the conversion date. The debenture will automatically convert into BSI’s common stock on the third anniversary of issuance. BSI has the right to redeem the debenture with three days advance notice any or all of the outstanding debenture amount at its sole discretion. The conversion feature of each convertible debenture traunch will be accounted for as a derivative included as a long-term liability valued at fair value at the date of issuance and revalued each period until and unless the debt is converted. If the debt is converted prior to maturity, the carrying value will be transferred to equity.

During January 2006, the Company issued 2,150,000 shares of restricted common stock to two vendors as payment for outstanding accounts payable totaling $64,500.

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 12 - Restatement Associated with Accounting for Derivative Instruments in Connection with Issuance of Debentures

On June 27, 2005, BSI was contacted by the Staff of the United States Securities and Exchange Commission during the course of a routine review of its periodic filings and made inquiries regarding certain of BSI’s accounting policies. As a result of this inquiry, management re-evaluated BSI’s accounting for certain items on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows. Following the evaluation, BSI determined that the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows for the fiscal year ended December 31, 2004 and fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should be restated in the Form 10-KSB for the fiscal year ended December 31, 2004 and Form 10QSB’s for the fiscal quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.. The effect of these errors on the consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity(deficit) and consolidated statements of cash flows was considered material.

This error arose as a result of BSI issuing secured convertible debentures to Cornell Capital Partners, LP in October 2004, June 2005 and November 2005, which debentures by their terms were immediately convertible into shares of BSI common stock at a conversion price per share that was not fixed and less than the then-current market price of BSI’s common stock. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially Settled in, a Company’s Own Stock”, the conversion feature of each convertible debenture should have been accounted for as a derivative instrument at fair value, originally valued at fair value at the date of issuance. As a derivative instrument, the convertible features are revalued each period until and unless the debt is converted. If the debt is converted prior to maturity, the carrying value will be transferred to equity. The remeasurement of the conversion feature to fair value from the date of issuance to the end of each reporting period is recorded in earnings as the change in fair value of derivative instruments for each period. The liabilities created have been recorded as discounts to each convertible debenture, and are amortized over the life of each debenture for each period.

In addition, the Company currently does not have enough shares authorized to satisfy the conversion features of the Cornell debentures in the event the price per share of the Company’s common stock drops below $.01 per share. Additionally, the warrants contain liquidated damages provisions and as a result of these conditions, warrants issued by the company must be accounted as a derivative liability instead of equity. The warrants issued by the Company during 2004 have been recorded as a long term liability. The warrants were revalued at the end of the period (12-31-04), with the change being recorded as other income in the amount of $15,099 at 12-31-04.

The adjustments to each of the filings for the periods December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 result from the proper recording of long term liabilities related to the conversion features of each convertible debt, adjustments at the end of each respective period recording the change in fair value of each derivative liability from the prior period (or from initial fair valuation date, if later), and amortization of discounts to each convertible debenture recorded as a result of recording the derivative liability. In addition, warrants issued by the Company were properly recorded as long term liabilities, with adjustments made at the end of each accounting period recording the change in fair value of each warrant liability from the prior period (or from initial fair valuation date, if later).

Accordingly, BSI has restated their financial statements for the fiscal year ended December 31, 2004 as set forth below.

The following is a summary of the effects of these restatements on BSI's Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Changes in Stockholders' Equity (Deficit) and Consolidated Statements of Cash Flows for the Fiscal Year ended December 31, 2004

	As previously reported	Adjustments	As restated
Non-current Liabilities	$909,597	(18,381)	$891,216

Shareholders’ Equity	$(510,785)	+$96,065	$(414,720)

Net Income (Loss)	$(2,169,238)	+25,321	$(2,143,917)
Earnings per share	$(0.034)	$--	$(0.034)

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In addition, BSI will restate its financial statements for the fiscal quarter ended March 31, 2005 as set forth below.

The following is a summary of the effects of these restatements on BSI's consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows for the fiscal quarter ended March 31, 2005.

	As previously reported	Adjustments	As restated

Non-current liabilities	$1,094,254	($26,161)	$1,068,093

Shareholders’ Equity	$(847,512)	+$116,159	$(731,353)

Net Income	$(708,114)	$(23,735)	$(731,849)
Earnings per share	($0.01)	$--	$(0.01)

In addition, BSI will restate its financial statements for the fiscal quarter ended June 30, 2005 as set forth below.

The following is a summary of the effects of these restatements on BSI's consolidated balance sheet, consolidated statements of operations, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows for the fiscal quarter ended June 30, 2005.

	As previously reported	Adjustments	As restated
Non-current liabilities	$1,266,065	+$555,423	$1,821,488

Shareholders’ Equity	$(1,459,786)	$(344,203)	$(1,803,989)

Net Income	$(807,481)	$(776,967)	$(1,584,448)
Earnings per share	$(0.01)	$(0.006)	$(0.016)

BSI2000, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

In addition, BSI will restate its financial statements for the fiscal quarter ended September 30, 2005 as set forth below.

The following is a summary of the effects of these restatements.

	As previously reported	Adjustments	As restated
Non-current liabilities	$2,684,645	+$418,200	$3,102,845

Shareholders’ Equity	$(1,930,185)	-$(130,443)	$(2,060,628)

Net Income	$(725,059)	-$(204,514)	$(929,573)
Earnings per share	$(0.006)	$(.003)	$(0.009)

The Company anticipates that the amended filings referred to above will be filed within the next 30 days.