Form 10KSB/A
period 2005-12-31
BSI2000 INC
filed 2006-05-09
CIK 1099780

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

FINANCIAL STATEMENTS
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

Date: May 8, 2006	BSI2000, INC.

	By:	/s/ Jack Harper
Jack Harper,
President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director

In accordance with the 1934 Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 8, 2006	/s/ Jack Harper
Jack Harper, Director

Date: May 8, 2006	/s/ Richard Kirk
Richard Kirk, Director

Date: May 8, 2006	/s/ John D. Woods
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